Form 10-Q
period 2009-09-30
BE Resources Inc.
filed 2009-11-12
CIK 1438884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

☐             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____ to _______

Commission File Number: 000-53811

BE RESOURCES INC.
(Exact Name of Registrant as Specified in its Charter)

Colorado	42-1737182
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

107 Hackney Circle, Elephant Butte, New Mexico, 87935
(Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number including area code: (575) 744-4014

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐        No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to post such files). Yes ☐         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No ☒

Number of common shares outstanding at November 12, 2009: 32,195,000

BE Resources Inc.
Index

	Part I: FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Balance Sheets at September 30, 2009 (unaudited) and December 31, 2008	3
	Interim Statements of Operations for the three and nine months ended September 30, 2009 and 2008 (unaudited)	4
	Interim Statement of Shareholders' (Deficiency) Equity (unaudited)	5
	Interim Statement of Cash Flows (unaudited)	8
	Notes to Interim Financial Statements (unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 4.	Controls and Procedures	25
	Part II: OTHER INFORMATION
Item 6.	Exhibits	25
SIGNATURES		26

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Balance Sheets - Presented in US Dollars

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Restated -
		Note 5(b))
Assets
Current assets
Cash and cash equivalents	$5,876	$522,975
Prepaid expenses, deposits and other receivables	4,251	4,722
Total current assets	10,127	527,697
Mineral rights	110,400	110,400
Reclamation bonds (note 2)	25,946	25,946
Deferred transaction costs (note 9)	209,081	-
Equipment (note 3)	372	1,202
Total assets	$355,926	$665,245
Liabilities
Current liabilities
Accounts payable (note 6)	$238,790	$28,371
Accrued liabilities (note 6)	161,610	121,506
Stock option liability (note 5(b))	244,200	216,700
Total current liabilities	644,600	366,577
Asset retirement obligation (note 2)	12,506	12,506
Commitment and contingencies (notes 2 and 4)	-	-
Total Liabilities	657,106	379,083
Shareholders' (deficiency) equity
Capital stock (note 5(a))	4,740,940	4,740,940
Additional paid-in capital (note 5(b))	196,617	182,293
Deficit accumulated during the exploration stage	(5,238,737)	(4,637,071)
Total shareholders' (deficiency) equity	(301,180)	286,162
Total liabilities and shareholders' (deficiency) equity	$355,926	$665,245

The accompanying notes are an integral part of these unaudited interim financial statements

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Interim Statements of Operations - Presented in US Dollars
(Unaudited)

					Cumulative
					from inception
					(February 3,
	Three Months Ended		Nine Months Ended		2004) to
	September 30,		September 30,		September
	2009	2008	2009	2008	30, 2009
Operating expenses
Management and consulting fees (note 6)	$29,076	$35,266	$108,633	$123,016	$882,949
Drilling	-	-	-	33,811	821,371
Geological consulting fees	1,550	180,873	60,060	298,862	538,101
Office and general	25,186	17,479	72,033	86,011	442,876
Professional fees	86,519	53,307	185,217	157,047	608,991
Foreign exchange loss	33,900	36,376	42,809	87,997	320,401
Share-based payments (note 5(b))	(27,200)	500	(20,276)	208,178	414,017
Fees, licenses and permits	118,320	138,363	126,742	166,421	462,406
Lease expense	-	-	-	-	60,566
Interest and accretion expense	-	-	-	568	5,475
Gain on disposition of equipment	-	-	-	-	(602)
Travelling	13,338	31,235	25,618	82,651	108,269
Amortization of equipment	276	-	830	554	9,015
Financing costs	-	-	-	-	571,335
	280,965	493,399	601,666	1,245,116	5,245,170
Less: other income
Dividend income	-	-	-	-	(6,433)
Net loss for the periods	$(280,965)	$(493,399)	$(601,666)	$(1,245,116)	$(5,238,737)

Net loss per share
Basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.05)
Weighted average number of shares outstanding	27,195,000	27,195,000	27,195,000	27,195,000

The accompanying notes are an integral part of these unaudited interim financial statements

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Interim Statement of Shareholders' (Deficiency) Equity - Presented in US Dollars
(Unaudited)

				Deficit
				Accumulated
	Additional	Common Stock		During the
	Paid-in	Number of		Exploration
	Capital	Shares	Amount	Stage	Total
February 3, 2004, issued to the manager of GWE for interest in mining lease valued at $0.002 per share	$-	6,734,160	$11,000	$-	$11,000
Fiscal 2004, issued for cash at $0.53 per share	-	1,870,600	1,000,000	-	1,000,000
Issue costs	-	-	(10,545)	-	(10,545)
Loss for the period	-	-	-	(417,520)	(417,520)
Balance, December 31, 2004	-	8,604,760	1,000,455	(417,520)	582,935
Fiscal 2005, issued for cash at $0.36 per share	-	140,295	50,000	-	50,000
Fiscal 2005, issued for cash at $0.80 per share	-	374,120	300,000	-	300,000
Fiscal 2005, issued for cash at $0.82 per share	-	140,295	115,000	-	115,000
Fiscal 2005, issued for cash at $1.07 per share	-	93,530	100,000	-	100,000
Issue costs	-	-	(19,278)	-	(19,278)
Loss for the period	-	-	-	(1,017,725)	(1,017,725)
Balance, December 31, 2005	-	9,353,000	1,546,177	(1,435,245)	110,932
May 7, 2006, issued for cash at $2.13 per share	-	47,000	100,000	-	100,000
December 2006, subscriptions receivable	-	-	(37,500)	-	(37,500)
Issue costs	-	-	(26,986)	-	(26,986)
Contribution of capital from GWE to fund exploration operations	-	-	240,000	-	240,000
Loss for the period	-	-	-	(251,061)	(251,061)
Balance, December 31, 2006	$-	9,400,000	$1,821,691	$(1,686,306)	$135,385

The accompanying notes are an integral part of these unaudited interim financial statements

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Interim Statement of Shareholders' (Deficiency) Equity - Presented in US Dollars
(Continued)
(Unaudited)

				Deficit
				Accumulated
	Additional	Common Stock		During the
	Paid-in	Number of		Exploration
	Capital	Shares	Amount	Stage	Total

Balance, December 31, 2006	$-	9,400,000	$1,821,691	$(1,686,306)	$135,385
Receipt of subscriptions receivable	-	-	37,500	-	37,500
Reverse merger adjustment	-	3,000,000	(30,123)	-	(30,123)
October 1, 2007, issued to buy out minority interest in mineral rights, valued at historical cost	-	600,000	-	-	-
Contribution of capital from GWE to fund exploration operations	-	-	46,362	-	46,362
October and November 2007, issued for cash at $0.21 (CDN $0.20) per share	-	13,895,000	2,923,434	-	2,923,434
December 7, 2007, issued for service valued at $0.21 (CDN $0.20) per share based on the sales price of the October and November 2007 private placement	-	300,000	60,102	-	60,102
Issue costs	-	-	(118,026)	-	(118,026)
Stock-based compensation (Note 5(b)), grant of 1,360,000 stock options valued at $0.15 per stock option based on the Black-Scholes option pricing model, amortized over the vesting period	59,700	-	-	-	59,700
Loss for the period	-	-	-	(758,640)	(758,640)

Balance, December 31, 2007 (Restated - Note 5(b))	59,700	27,195,000	4,740,940	(2,444,946)	2,355,694
Stock-based compensation (Note 5(b)), grant of 1,360,000 stock options valued at $0.15 per stock option based on the Black-Scholes option pricing model, amortized over the vesting period	122,593	-	-	-	122,593
Loss for the period	-	-	-	(2,192,125)	(2,192,125)

Balance, December 31, 2008 (Restated - Note 5(b))	$182,293	27,195,000	$4,740,940	$(4,637,071)	$286,162

The accompanying notes are an integral part of these unaudited interim financial statements

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Interim Statement of Shareholders' (Deficiency) Equity - Presented in US Dollars
(Continued)
(Unaudited)

				Deficit
				Accumulated
	Additional	Common Stock		During the
	Paid-in	Number of		Exploration
	Capital	Shares	Amount	Stage	Total

Balance, December 31, 2008 (Restated - Note 5(b))	$182,293	27,195,000	$4,740,940	$(4,637,071)	$286,162
Stock-based compensation (Note 5(b)), grant of 1,360,000 stock options valued at $0.15 per stock option based on the Black-Scholes option pricing model, amortized over the vesting period	14,324	-	-	-	14,324
Loss for the period	-	-	-	(601,666)	(601,666)

Balance, September 30, 2009	$196,617	27,195,000	$4,740,940	$(5,238,737)	$(301,180)

The accompanying notes are an integral part of these unaudited interim financial statements

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Interim Statement of Cash Flows - Presented in US Dollars
(Unaudited)

					Cumulative
					from inception
					(February 3,
	Three Months Ended		Nine Months Ended		2004) to
	September 30,		September 30,		September
	2009	2008	2009	2008	30, 2009
Cash flow from operating activities
Net loss for the periods	$(280,965)	$(493,399)	$(601,666)	$(1,245,116)	$(5,238,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	(27,200)	500	(20,276)	208,178	414,017
Foreign exchange loss (gain)	38,600	(17,100)	62,100	(20,400)	26,800
Common shares issued for services	-	-	-	-	60,102
Common shares issued for interest in exploration property	-	-	-	-	11,000
(Gain) on disposition of equipment	-	-	-	-	(602)
Accretion of asset retirement obligation	-	-	-	568	3,111
Amortization of equipment	276	-	830	554	9,015
Write off of prior year's deferred costs	-	-	-	-	115,684
Increase in asset retirement obligation	-	(33,811)	-	-	9,395
Changes in operating assets and liabilities:
(Increase) in prepaid expenses, deposits and other receivables	1,438	(35,888)	471	(17,500)	(4,251)
(Increase) in reclamation bonds	-	-	-	-	(25,946)
Increase (decrease) in accounts payable and accrued liabilities	70,347	(162,252)	103,015	(118,668)	184,590
Net cash (used in) operating activities	(197,504)	(741,950)	(455,526)	(1,192,384)	(4,435,822)

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Interim Statement of Cash Flows - Presented in US Dollars
(Unaudited)

					Cumulative
					from inception
					(February 3,
	Three Months Ended		Nine Months Ended		2004) to
	September 30,		September 30,		September
	2009	2008	2009	2008	30, 2009
Cash flow from investing activities
Purchase of mineral rights	$-	$-	$-	$(79,350)	$(110,400)
Purchase of equipment	-	-	-	-	(14,535)
Proceeds from sale of equipment	-	-	-	-	5,750
Net cash (used in) investing activities	-	-	-	(79,350)	(119,185)
Cash flow from financing activities
Issue of common shares, net of costs	-	-	-	-	4,423,599
Deferred transaction costs	(31,959)	(60,600)	(61,573)	(197,204)	(149,078)
Cash provided by GWE to fund exploration operations	-	-	-	-	286,362
Net cash (used in) provided by financing activities	(31,959)	(60,600)	(61,573)	(197,204)	4,560,883
(Decrease) Increase in Cash and Cash Equivalents	(229,463)	(802,550)	(517,099)	(1,468,938)	5,876
Cash and Cash Equivalents, beginning of period	235,339	1,777,737	522,975	2,444,125	-

Cash and Cash Equivalents, end period	$5,876	$975,187	$5,876	$975,187	$5,876
SUPPLEMENTARY INFORMATION
Non-cash investing and financing activities
Common shares issued for interest in mining lease	$-	$-	$-	$-	$11,000
Common shares issued for services	$-	$-	$-	$-	$60,102
Change in accrued deferred transaction costs	$90,506	$(43,370)	$147,508	$10,000	$147,508

The accompanying notes are an integral part of these unaudited interim financial statements

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Interim Financial Statements - Presented in US Dollars
(Unaudited)
September 30, 2009

1.	Nature of Business, Basis of Presentation and Going Concern

BE Resources Inc. (the "Company”) was incorporated on August 8, 2007 under the laws of the State of Colorado, U.S.A. for the purpose of acquiring certain mineral interests and all operations from Great Western Exploration, LLC (“GWE”) and further exploring and if warranted, developing those interests.

The Company has an accumulated deficit of $5,238,737 as at September 30, 2009, a net loss for the nine months ended September 30, 2009 of $601,666 and negative net cash flows from operating activities of $455,526 for the nine months ended September 30, 2009. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, development and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. These unaudited interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

The interim condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading. These interim financial statements follow the same significant accounting policies and methods of application as those disclosed in Note 2 to the Company’s audited financial statements as at and for the year ended December 31, 2008 (the “Annual Financial Statements”), except as disclosed below under Accounting Principles Recently Adopted. These interim unaudited financial statements and notes thereon should be read in conjunction with the Annual Financial Statements contained in the prospectus dated September 30, 2009 filed with the SEC. Except as disclosed herein, there has been no material change to the information disclosed in the notes to the Annual Financial Statements included in the Company's prospectus.

The preparation of these interim unaudited financial statements and the accompanying notes requires management to make estimates and assumptions that affect the amounts reported. In the opinion of management, these interim unaudited financial statements reflect all adjustments (which include only normal, recurring adjustments) necessary to state fairly the results for the periods presented. Actual results could vary from these estimates and the operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Interim Financial Statements - Presented in US Dollars
(Unaudited)
September 30, 2009

1.	Nature of Business, Basis of Presentation and Going Concern - continued

Accounting Principles Recently Adopted

In June 2009, the FASB issued Accounting Standards Codification ("ASC") as the source of authoritative generally accepted accounting principles ("GAAP") recognized by the FASB for nongovernmental entities. This codification is effective for financial statements issued for reporting periods after September 15, 2009, and superseded all then-existing non-SEC accounting and reporting standards. This codification did not have an impact on the Company's financial statements.

In December 2007, the FASB issued ASC Topic 805 "Business Combinations" ("ASC 805") (formerly referenced as SFAS No. 141(R), "Business Combinations"). ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquirer and the goodwill acquired. ASC 805 also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. The adoption on January 1, 2009 of this standard did not have a material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" which was primarily codified as ASC Topic 815 "Derivatives and Hedging" ("ASC 815"). ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk related contingent features in derivative agreements. ASC 815 was adopted by the Company as of January 1, 2009 and did not have an impact on the Company’s financial statements. However, the Company was required to expand its disclosures relating to the use of and purpose for its derivative instruments, which are discussed below:

The Company’s risk management objectives are to ensure that business and financial exposures to risk that have been identified and measured are minimized using the most effective and efficient methods to reduce, transfer and, when possible, eliminate such exposures. Operating decisions contemplate associated risks and management strives to structure proposed transactions to avoid or reduce risk whenever possible.

In April 2008, the FASB issued Emerging Issues Task Force ("EITF") 07-05, "Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock" which was primarily codified as ASC 815. ASC 815 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock. ASC 815 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of ASC 815 as of January 1, 2009 did not have a material impact on the Company’s financial statements.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Interim Financial Statements - Presented in US Dollars
(Unaudited)
September 30, 2009

1.	Nature of Business, Basis of Presentation and Going Concern - continued

Accounting Principles Recently Adopted - continued

In April 2008, the FASB issued ASC Topic 350, "Intangibles - Goodwill and Other" ("ASC 350") (formerly referenced as FSP SFAS No. 142-3 "Determination of the Useful Life of Intangible Assets". This guidance is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under ASC 805 when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for entity specific factors. The adoption on January 1, 2009 of this standard did not have a material impact on the Company’s financial statements.

In June 2008, the FASB issued ASC Topic 260, "Earnings Per Share" ("ASC 260") (formerly FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share Based Payment Transactions Are Participating Securities."). ASC 260 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing income per share under the two-class method. This guidance establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption on January 1, 2009 of this standard did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued ASC Topic 825, "Financial Instruments" ("ASC 825") (formerly FSP SFAS No. 107-1 and APB 28-1, "Interim Disclosure about Fair Value of Financial Instruments"). ASC 825 requires interim disclosure regarding the fair values of financial instruments. Additionally, ASC 825 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes to the methods and significant assumptions from prior periods. ASC 825 does not change the accounting treatment for these financial instruments and was adopted by the Company in the second quarter of 2009. The adoption of ASC 825 did not have any material effect on the financial statements of the Company.

In April 2009, the FASB issued ASC Topic 320 "Other Than Temporary Impairments" ("ASC 320") (formerly referenced as FSP SFAS No. 115-2 and SFAS No. 124-2, "Recognition and Presentation of Other Than Temporary Impairments"), which provides operational guidance for determining other than temporary impairments for debt securities. ASC 320 is effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. The adoption of ASC 320 did not have any material effect on the financial statements of the Company.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Interim Financial Statements - Presented in US Dollars
(Unaudited)
September 30, 2009

1.	Nature of Business, Basis of Presentation and Going Concern - continued

Accounting Principles Recently Adopted - continued

In April 2009, the FASB issued ASC Topic 820 "Fair Value Measurements and Disclosures" ("ASC 820") (formerly referenced as FSP SFAS No. 157-4, "Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly"). ASC 820 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. ASC 820 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, ASC 820 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and was adopted by the Company in the second quarter of 2009. The adoption of ASC 820 did not have any material effect on the financial statements of the Company.

In May 2009, the FASB issued ASC Topic 855, "Subsequent Events" ("ASC 855") (formerly referenced as SFAS No. 165 "Subsequent Events"), which establishes principles and requirements for subsequent events. In particular, ASC 855 sets forth: a) the period after the balance sheet date during which management of a reporting entity evaluates events or transactions that may occur for potential recognition or disclosure in the financial statements; b) the circumstances under which an entity recognizes events or transactions occurring after the balance sheet date in its financial statements; and c) the disclosures that an entity makes about events or transactions that occurred after the balance sheet date. ASC 855 has been applied to the accounting for and disclosure of subsequent events not addressed in other applicable generally accepted accounting principles in the U.S. (GAAP). An entity recognizes in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. The adoption of ASC 855 was adopted by the Company in the second quarter of 2009 and did not have any material effect on the financial statements of the Company.

In June 2009, the FASB issued ASC Topic 105, "Accounting Standards Codification" ("ASC 105") (formerly referenced as SFAS No. 168, "The Hierarchy of Generally Accepted Accounting Principles"), which establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. ASC 105 was adopted by the Company in the third quarter of 2009 and did not have any material effect on the financial statements of the Company.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Interim Financial Statements - Presented in US Dollars
(Unaudited)
September 30, 2009

1.	Nature of Business, Basis of Presentation and Going Concern - continued

Accounting Principles Recently Adopted - continued

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value”, which clarifies that the quoted price for an identical liability, when traded as an asset in an active market, is also a Level 1 measurement for that liability when no adjustment to the quoted price is required. In the absence of a Level 1 measurement, an entity must use one or more of the following valuation techniques to estimate fair value (in a manner consistent with the principles in FASB Accounting Standards Codification (ASC) Topic 820), which can be classified into two categories: 1) a valuation technique that uses a quoted price; and 2) another valuation technique based on the amount an entity would pay to transfer the identical liability or based on the amount an entity would receive to enter into an identical liability. The adoption of this statement was adopted by the Company in the third quarter of 2009 and did not have any material effect on the financial statements of the Company.

In September 2009, the FASB issued ASU No. 2009-08, “Earnings Per Share Amendments” to Section 260-10-S99. This Codification Update represents technical corrections to Topic 260-10- S99, “Earnings per Share”, based on EITF Topic D-53, “Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock” and EITF Topic D-42, “The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock”. The adoption of this statement was adopted by the Company in the third quarter of 2009 and did not have any material effect on the financial statements of the Company.

In September 2009, the FASB issued ASU No. 2009-09, “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”. This ASU represents a correction to Section 323-10-S99-4, “Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee”. Section 323-10-S99-4 was originally entered into the Codification incorrectly. The adoption of this statement was adopted by the Company in the third quarter of 2009 and did not have any material effect on the financial statements of the Company.

2.	Reclamation Bonds and Asset Retirement Obligation

Under the laws of the State of New Mexico, the Company is required to maintain reclamation deposits, which cover the cost to reclaim the ground disturbed. As at September 30, 2009, the Company has two (December 31, 2008 - two) reclamation bonds. These bonds are held with the United States Department of the Interior, Bureau of Land Management (“BLM”) and the United States Department of Agriculture Forest Service (“USDA”) and are required before any surface disturbing activity can commence. The bonds will be released following satisfactory completion of reclamation of any disturbance resulting from operations at the site.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Interim Financial Statements - Presented in US Dollars
(Unaudited)
September 30, 2009

2.	Reclamation Bonds and Asset Retirement Obligation - continued

The bond in the amount of $14,577 was accepted on May 6, 2005 and expired May 6, 2007. BLM Bond #111911 in the amount of $11,369 was accepted on October 6, 2004 with an original expiration date of October 6, 2006. The Company is in the process of renewing these bonds.

Asset retirement obligations relate to the reclamation work required to be performed in connection with drilling activities performed on the property. Exploration expenditures relating to the property are expensed as incurred.

3.	Equipment

Equipment consists of the following:

	September 30,	December 31,
	2009	2008
Cost	$5,535	$5,535
Less: Accumulated amortization	(5,163)	(4,333)
	$372	$1,202

4.	Commitments and Contingencies

Environmental Considerations

The exploration for and development of resource properties involves the extraction, production and transportation of materials, which under certain conditions, can be hazardous or cause environmental pollution problems. The Company is continually taking action it believes appropriate to satisfy applicable federal, state and local environmental regulations and does not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Company in the mineral resource industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Company cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.

Employment Agreement

Pursuant to the employment agreement described in Note 6(a), in the event of certain circumstances, the Company would be obligated to pay the employee an amount equal to twelve times the employee’s current monthly base salary of $3,000.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Interim Financial Statements - Presented in US Dollars
(Unaudited)
September 30, 2009

5.	Capital Stock

(a)	Authorized

The Company has the following capital stock authorized at September 30, 2009:

250,000,000 shares of voting common stock, with no par value
10,000,000 shares of preferred stock, with no par value

(b)	Stock options

The Company’s stock option plan (the “Plan”) provides for the grant of incentive and non-qualified stock options for up to 5,379,000 common shares to employees, consultants, officers and directors of the Company. All terms and conditions of the options are potentially the same for consultants as well as internal employees and directors. Options are granted for a term of up to five years from the date of grant. Stock options granted generally vest 25% on the date of grant and 25% every six months thereafter over a period of eighteen months. There were no changes to stock options during the period ended September 30, 2009.

As at September 30, 2009, the following stock options were outstanding:

	Options	Options	Exercise	Expiration
Date of Grant	Granted	Exercisable	Price	Date

December 7, 2007	3,560,000	3,560,000	CDN$0.25 (US$ 0.23)	December 7, 2012

The fair value of the stock options granted was estimated using the Black-Scholes option pricing model and is amortized over the vesting period of the underlying options. This model requires management to make estimates of the expected volatility of its common shares, the expected term of the option to exercise, the expected future forfeiture rate, and future interest rates. The risk free interest rate is based on the U.S. Treasury Bond rate. The Company has not paid dividends and does not expect to pay dividends in the immediate future. As historical volatility of the Company’s common shares is not available, expected volatility is based on the historical performance of the common shares of other corporations with similar operations. The expected life of the stock options was estimated to be the term of the options.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Interim Financial Statements - Presented in US Dollars
(Unaudited)
September 30, 2009

5.	Capital Stock - continued

(b)	Stock options - continued

The weighted average grant date fair value of options granted was $0.15 CDN ($0.14 U.S.) per share. The assumptions used to calculate the fair value are as follows: expected dividend yield of 0%; expected volatility of 100%; risk free interest rate of 3.85%; and expected life of 5 years.

The intrinsic value of stock options outstanding at September 30, 2009 of $Nil relates to vested options. Intrinsic value for stock options is calculated based on the difference between the exercise prices of the underlying options and the quoted price of the Company’s common shares as of the reporting date.

The Company has determined that 2,200,000 stock options granted during the year ended December 31, 2007 were effectively indexed to the exchange rate between the Canadian dollar and the U.S. dollar, the functional currency of the Company, in addition to the price of its common stock. As a result, the December 31, 2007 and 2008 financial statements were restated to reclassify these stock options as liabilities which are remeasured at the end of each reporting period until settlement. As at September 30, 2009, the fair value of the liability of $244,200 (December 31, 2008 - $216,700) was estimated based on the following assumptions: expected dividend yield of 0% (December 31, 2008 - 0%); expected volatility of 100% (December 31, 2008 - 100%); risk free interest rate of 1.45% (December 31, 2008 -1.3%); and expected life of 3.19 years (December 31, 2008 - 3.93 years).

The effect of the restatement on the audited balance sheet as of December 31, 2008 to the Annual Financial Statements included in the Company's prospectus is as follows:

	As Reported	Adjustments	As Restated
Stock option liability	$-	$216,700	$216,700
Total liabilities	162,383	216,700	379,083
Additional paid-in capital	477,093	(294,800)	182,293
Deficit accumulated during the exploration stage	(4,715,171)	78,100	(4,637,071)
Total shareholder's equity	502,862	(216,700)	286,162

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Interim Financial Statements - Presented in US Dollars
(Unaudited)
September 30, 2009

6.	Related Party Transactions

(a) Pursuant to an employment agreement dated December 1, 2007 and amended employment agreement dated September 1, 2009 (amended employment agreement discloses that the employee’s monthly salary was reduced to $3,000 and expense allowance was reduced to $nil), the Company paid an officer who is also a director of the Company, a salary of $83,000 (2008 - $90,000) and an expense allowance of $60,488 (2008 - $67,973) for the nine months ended September 30, 2009. Included in accounts payable and accrued liabilities as at September 30, 2009 was $9,525 (December 31, 2008 - $5,274) owing to this individual for expense reimbursement. This amount is unsecured, non-interest bearing with no fixed terms of repayment.

(b) During the nine months ended September 30, 2009, the Company incurred fees for accounting services rendered of $6,147 (2008 - $3,501) charged by a corporation controlled by an officer of the Company and consulting fees of $18,000 (2008 - $12,000) charged by this individual. Included in accounts payable and accrued liabilities as at September 30, 2009 is $46,553 (December 31, 2008 -$33,450) owing to this corporation and $3,000 (December 31, 2008 - $nil) owing to this individual. These amounts are unsecured, non-interest bearing with no fixed terms of repayment.

The above transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

7.	Segment Information

The Company has one operating segment, which is the exploration and development of exploration properties in the United States. As at September 30, 2009, geographic segmentation of the Company’s assets is as follows: Canada - $126,694 (December 31, 2008 -$480,134) and the United States - $229,232 (December 31, 2008 - $185,111).

8.	Financial Instruments

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Cash deposits with a major Canadian chartered bank are insured by the Canadian Deposit Insurance Corporation up to $100,000 CDN. Cash deposits with a major U.S. bank are insured by the Federal Deposit Insurance Corporation up to $250,000. As at September 30, 2009, the Company held $4,349 CDN (December 31, 2008 - $584,593 CDN) with the major Canadian chartered bank and $1,814 (December 31, 2008 - $43,024) with the major U.S. bank.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Interim Financial Statements - Presented in US Dollars
(Unaudited)
September 30, 2009

8.	Financial Instruments - continued

Foreign Exchange Risk

Certain of the Company's expenses were incurred in Canadian currency and are therefore subject to gains or losses due to fluctuations in this currency. As at September 30, 2009, the Company held cash of $4,062 ($4,349 CDN) (December 31, 2008 - $479,951) and had a stock option liability of $244,200 ($261,800 CDN) (December 31, 2008 - $216,700) denominated in Canadian currency.

Commodity Price Risk

The ability of the Company to develop its properties and the future profitability of the Company is directly related to the market price of certain minerals.

The Company’s risk management objectives are to ensure that business and financial exposures to risk that have been identified and measured are minimized using the most effective and efficient methods to reduce, transfer and, when possible, eliminate such exposures. Operating decisions contemplate associated risks and management strives to structure proposed transactions to avoid or reduce risk whenever possible.

9.	Subsequent Event

Initial Public Offering

In October 2009, the Company completed its initial public offering of 5 million common shares for gross proceeds of Cdn$1,500,000. The shares were sold at a price of Cdn$0.30 each. The spouse of the Chief Financial Officer of the Company acquired 16,666 common shares pursuant to this public offering. In addition, the Company granted 500,000 compensation warrants to the underwriter, exercisable at Cdn$0.30 for a period of two years, and paid a cash commission equal to 8% of the gross proceeds and a corporate finance fee of Cdn$150,000.

The Company has granted its underwriter an over-allotment option exercisable in whole or in part within 60 days to purchase up to an additional 750,000 common shares at the issue price. If the option is exercised, the Company has also agreed to grant up to 75,000 compensation warrants exercisable at Cdn$0.30 for a period of two years and pay the 8% commission on the sale of these shares. In November 2009, the underwriter notified the Company that it intended to exercise the option.

The common shares are listed on the TSX Venture Exchange under the symbol "BER". The proceeds of the offering are anticipated to be used principally for continuing exploration of its New Mexico Beryllium Project, subject to receipt of necessary permits, and for general and administrative expenses.

To September 30, 2009, the Company has incurred $209,081 of expenses relating to this initial public offering.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion updates our plan of operation as of November 12, 2009 for the foreseeable future. It also analyzes our financial condition at September 30, 2009 and compares it to our financial condition at December 31, 2008. Finally, the discussion summarizes the results of our operations for the three and nine months ended September 30, 2009 and compares those results to the three and nine months ended September 30, 2008. We suggest that you read this discussion in connection with the MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION contained in our prospectus dated September 30, 2009.

Plan of Operation

Our plan of operation is to embark on a two-year exploration program aimed at evaluating the grade and tonnage of beryllium in the New Mexico Beryllium Project.

In late 2007, we commissioned a technical report from an independent mining consulting firm to obtain an independent evaluation of the New Mexico Beryllium Project. The report, dated June 5, 2009, was prepared by Fred Brown, CPG, Pr. Sci. Nat. and Tracy Armstrong, P. Geo, of P&E Mining Consultants, Inc. It was prepared pursuant to the standards of National Instrument 43-101-Standards of Disclosure for Mineral Projects of the Canadian Securities Administrators. We refer to this technical report as the Technical Report.

We have not received a permit to commence exploration activities on the Warm Springs area of the New Mexico Beryllium Project, nor have we received the exploration permits for the outlying hydrothermal areas, and we may never obtain such permits. We must obtain a permit to conduct exploration activities on the Warm Springs area of our property and outlying hydrothermal areas recommended by the Technical Report.

Assuming that we receive the requisite permit, we intend to use the funds raised in the initial public offering completed in October 2009 primarily for the purpose of commencing the phased exploration program recommended by the Technical Report. The initial phase of the program will consist of reverse circulation drilling surrounding the bertrandite outcropping, together with detailed geological mapping and trenching to delineate the boundaries of the surface mineralization. We have estimated the costs of this phase of the program to be $205,000. Assuming that the first phase confirms that a second phase of follow-up diamond core drilling is warranted, our two-year program contemplates the drilling of a total of 50 holes at an average depth of 800 feet for a total of 40,000 feet at Warm Springs at an estimated cost of $1,120,000 and 23,000 feet of drilling in outlying hydrothermal areas at an estimated cost of $1,142,800. We will require additional capital to commence the second phase of this program, which we contemplate will come from the additional sale of our common stock.

If the Company is unable to receive the necessary permits for the Warm Springs area and the outlying hydrothermal areas, the Company would consider its options at that time and, in particular, whether to appeal a negative decision on the permits or whether to invest the proceeds from the initial public offering in the purchase of one or more additional properties. We have no agreement to acquire any other properties at present, nor have we identified any potential properties.

Property Maintenance Costs. In addition to expenses expected to be incurred in connection with our exploration activities, we will be required to incur property maintenance costs. These costs are currently estimated at $137,440 for each year and include the following items:

(i)   Annual fees of $140 per claim per year to maintain federal mining claims; and

(ii)   Annual lease payments for state leases and the minimum annual royalty of $12,000 for the Sullivan Lease.

Corporate Overhead. Included in our plan of operation are the expenses of overseeing our business and paying other general and administrative expenses. These expenses primarily include salaries and other compensation, the reporting costs associated with being a public company, rent and travel. We currently estimate these expenses at $15,500 per month, based on existing commitments and expectations, including the $3,000 per month commitment to our chief executive officer under his employment agreement, as amended. We expect these expenses will be paid from the proceeds of the initial public offering and future equity offerings, if necessary, until such time, if ever, we are successful in putting our project into production or selling our properties to a major mining company.

Liquidity and Capital Resources

September 30, 2009. At September 30, 2009, we had a deficit in working capital of $634,473 consisting of current assets of $10,127 and current liabilities of $644,600. Substantially all of our current assets at September 30, 2009 consisted of cash and prepaid expenses. Our current liabilities at September 30, 2009 consisted of accounts payable, accrued liabilities and non-cash stock option liability. The stock option liability arises from the fact that the stock options issued by us to U.S. residents are denominated in a currency (Canadian dollars) other than our functional currency (U.S. dollars) and are recorded as a liability pursuant to SFAS 123(R). If the stock option liability at September 30, 2009 of $244,200 is excluded from the calculation of our working capital, our working capital deficiency at that date would be $390,273. The proceeds from our initial public offering, completed in October 2009, were used to cure or partially cure that deficit. Since the stock option liability is recognized under applicable accounting principles, but is a non-cash liability, we will not have to settle the liability in cash. However, we are dependent on additional financing and ultimately, achieving profitable operations, to continue as a going concern.

In October 2009, the Company completed its initial public offering of 5 million common shares for gross proceeds of Cdn$1,500,000. The shares were sold at a price of Cdn$0.30 each. The spouse of the Chief Financial Officer of the Company acquired 16,666 common shares pursuant to this public offering. In addition, the Company granted 500,000 compensation warrants to the underwriter, exercisable at Cdn$0.30 for a period of two years, and paid a cash commission equal to 8% of the gross proceeds and a corporate finance fee of Cdn$150,000.

The Company has granted its underwriter an over-allotment option exercisable in whole or in part within 60 days to purchase up to an additional 750,000 common shares at the issue price. If the option is exercised, the Company has also agreed to grant up to 75,000 compensation warrants exercisable at Cdn$0.30 for a period of two years and pay the 8% commission on the sale of these shares. In November 2009, the underwriter notified the Company that it intended to exercise the option.

The common shares are listed on the TSX Venture Exchange under the symbol "BER". The proceeds of the offering are anticipated to be used principally for continuing exploration of its New Mexico Beryllium Project, subject to receipt of necessary permits, and for general and administrative expenses.

Since we are a newly-formed entity with limited assets, our borrowing ability is very limited. Therefore, in order to pursue our business plan as described above under "Plan of Operation", we have relied entirely on the sale of equity to fund our capital requirements.

During the nine months ended September 30, 2009, we used $455,526 in cash in our operating activities. This amount includes our net loss for the nine months of $601,666 and changes in operating assets and liabilities in the aggregate amount of $146,140.

We believe that we will have sufficient liquidity and capital resources to satisfy our working capital and operating activity needs for the 12 months following completion of the initial public offering.

Results of Operations

Nine months ended September 30, 2009 and 2008. For the nine months ended September 30, 2009, we realized a net loss of $601,666 (September 30, 2008: $1,245,116) or $0.02 per share (September 30, 2008: $0.05 per share), on no revenue. Since we are an exploration company, we do not expect to receive revenue from operations until such time, if ever, we identify sufficient mineralized material to justify placing our property into production. The decrease of $643,450 in net loss from the 2008 to the 2009 period was principally due to:

  Drilling expenses for the nine months ended September 30, 2009, was $nil (nine months ended September 30, 2008 - $33,811). The decrease of $33,811 can be attributed to reclamation work required on the Sullivan Lease during the nine months ended September 30, 2008. This work was not required for the nine months ended September 30, 2009;

  Geological consulting fees for the nine months ended September 30, 2009, was $60,060 (nine months ended September 30, 2008 - $298,862). The decrease of $238,802 can be attributed to a decrease in work during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The Company was conserving cash in 2009 awaiting completion of the IPO;

  Professional fees for the nine months ended September 30, 2009, was $185,217 (nine months ended September 30, 2008 - $157,047). The increase of $28,170 can be attributed to a increase in audit fees incurred during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008;

  Fees, licenses and permits fees for the nine months ended September 30, 2009, was $126,742 (nine months ended September 30, 2008 - $166,421). The decrease of $39,679 can be attributed to a decrease in work during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Again, the Company was conserving cash in 2009 awaiting completion of the IPO;

  A decrease of $228,454 in share based payments during the nine months ended September 30, 2009, compared to the same period in 2008, was mainly due to the vesting terms of the 3,560,000 stock options issued in December 2007 and the valuation of the stock option liability. The Company expenses the options over the vesting term which can create variances from one period to another. Users of the Company’s financial statements should be cautious of share based payments since it can impact operating results significantly; and

  Travel expenses for the nine months ended September 30, 2009 were $25,618 (nine months ended September 30, 2008 - $82,651). The decrease of $57,033 can be attributed to a decrease in travel expenditures during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 as the Company was conserving cash in 2009.

Three months ended September 30, 2009 and 2008. For the three months ended September 30, 2009, we realized a net loss of $280,965 (September 30, 2008: $493,399) or $0.01 per share (September 30, 2008: $0.02 per share), on no revenue. The decrease of $212,434 in net loss from the 2008 to the 2009 period was principally due to:

  Geological consulting fees for the three months ended September 30, 2009, was $1,550 (three months ended September 30, 2008 - $180,873). The decrease of $179,323 can be attributed to a decrease in work during the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The Company was conserving cash in 2009 awaiting completion of the IPO;

  Professional fees for the three months ended September 30, 2009, was $86,519 (three months ended September 30, 2008 - $53,307). The increase of $33,212 can be attributed to a increase in audit fees incurred during the three months ended September 30, 2009 compared to the three months ended September 30, 2008;

  Fees, licenses and permits fees for the three months ended September 30, 2009, was $118,320 (three months ended September 30, 2008 - $138,363). The decrease of $20,043 can be attributed to a decrease in work during the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The Company was conserving cash in 2009 awaiting completion of the IPO;

  A decrease of $27,700 in share based payments during the three months ended September 30, 2009, compared to the same period in 2008, was mainly due to the vesting terms of the 3,560,000 stock options issued in December 2007 and the valuation of the stock option liability. The Company expenses the options over the vesting term which can create variances from one period to another. Users of the Company’s financial statements should be cautious of share based payments since it can impact operating results significantly; and

  Travel expenses for the three months ended September 30, 2009, were $13,338 (three months ended September 30, 2008 - $31,235). The decrease of $17,897 can be attributed to a decrease in travel expenditures during the three months ended September 30, 2009 compared to the three months ended September 30, 2008 as the Company was conserving cash in 2009.

Critical Accounting Policies

Critical accounting policies and estimates used to prepare the financial statements are discussed with our Audit Committee as they are implemented and on an annual basis.

There have been no significant changes in our critical accounting policies and estimates since December 31, 2008.

Forward-Looking Statements

This report contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

  statements concerning the benefits that we expect will result from our business activities and certain transactions that we contemplate or have completed, such as receipt of proceeds, increased revenues, decreased expenses and avoided expenses and expenditures; and

  statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

These statements may be made expressly in this document or may be incorporated by reference to other documents that we will file with the SEC. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions used in this report or incorporated by reference in this report.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied in those statements. Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied. We caution you not to put undue reliance on these statements, which speak only as of the date of this report. Further, the information contained in this document or incorporated herein by reference is a statement of our present intention and is based on present facts and assumptions, and may change at any time and without notice, based on changes in such facts or assumptions.

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in other reports we have filed with the SEC and the following:

  The success of our exploration program;

  Unexpected changes in business and economic conditions;

  Commodity price fluctuations;

  Technological changes in the mining industry;

  Any change in interest rates, currency exchange rates or inflation;

  The willingness and ability of third parties to honor their contractual commitments;

  Our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition in the mining industry for risk capital;

  Our costs of exploration and production, if any;

  Environmental and other regulations, as the same presently exist and may hereafter be amended;

  Local and community impacts and issues; and

  Volatility of our stock price.

We undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by or on our behalf.

Item 4. CONTROLS AND PROCEDURES

(a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2009, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 6. Exhibits

The following exhibits are filed with this report:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for David Q. Tognoni.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carmelo Marrelli

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David Q. Tognoni and Carmelo Marrelli

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BE RESOURCES INC.

/s/ David Q. Tognoni
By David Q. Tognoni, President and Chief Executive Officer

Dated: November 12, 2009

/s/ Carmelo Marrelli
By Carmelo Marrelli, Chief Financial Officer

Dated: November 12, 2009