Form 10-K
period 2009-12-31
BE Resources Inc.
filed 2010-03-31
CIK 1438884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[     ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________ to  ________

Commission file number: 000-53811

BE RESOURCES INC.
(Exact name of registrant as specified in its charter)

Colorado	42-1737182
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

107 Hackney Circle, Box 684, Elephant Butte, NM	87935
(Address of principal executive offices)	(Zip Code)

(575) 744-4014
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value
Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [     ]   No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [     ]   No [ x ]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ]   No [     ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  [     ]    No [     ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [     ]   No [ x ]

As of June 30, 2009 (the last business day of the registrant’s second fiscal quarter) there was no active trading market for the Common Stock of BE Resources Inc nor was the Common Stock listed on any exchange. At such date, the aggregate market value of the Common Stock of BE Resources Inc. held by non-affiliates was $3,111,500 (based upon the price at which the Common Stock was last sold as of June 30, 2009 of Cdn$0.25 per share and utilizing the noon buying rate of the Bank of Canada for June 30, 2009 of US$1.00 = Cdn$1.16 as the applicable exchange rate). As of March 29, 2010, there were 32,945,000 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14 of this report.

ADDITIONAL INFORMATION

     Descriptions of agreements or other documents contained in this report are intended as summaries and are not necessarily complete. Please refer to the agreements or other documents filed or incorporated herein by reference as exhibits. Please see the exhibit index at the end of this report for a complete list of those exhibits.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the applicable Canadian Securities laws. When used in this report, the words “plan,” “target,” “anticipate,” “believe,” “estimate,” “intend” and “expect” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, the statements regarding BE Resources Inc.’s strategy, future plans for exploration, future expenses and costs, future liquidity and capital resources, and estimates of mineralized material. All forward-looking statements in this report are based upon information available to BE Resources Inc. on the date of this report, and the company assumes no obligation to update any such forward-looking statements whether as a result of new information, future events or otherwise. Forward looking statements involve a number of risks and uncertainties, and there can be no assurance that such statements will prove to be accurate. BE Resources Inc.’s actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Item 1A. Risk Factors” section of this Form 10-K.

In addition to the specific factors identified under “Item 1A. Risk Factors” in this report, other uncertainties that could affect the accuracy of forward-looking statements include:

  unexpected changes in business and economic conditions;

  timing and amount of production, if any;

  technological changes in the mining industry;

  our costs;

  changes in exploration and overhead costs;

  access and availability of materials, equipment, supplies, labor and supervision, power and water;

  results of future feasibility studies;

  the level of demand for our products;

  changes in our business strategy;

  interpretation of drill hole results and the geology, grade and continuity of mineralization;

  the uncertainty of mineralized material estimates and timing of development expenditures; and

  commodity price fluctuations.

This list, together with the factors identified under “Item 1A. Risk Factors,” is not exhaustive of the factors that may affect any of our forward-looking statements. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements represent our beliefs, expectations, opinions and what we believe to be reasonable assumptions only as of the date of this report. We do not intend to update these forward looking statements except as required by law. Accordingly, the reader is cautioned not to place undue reliance on forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements.

ii

CONVERSION FACTORS

The following units of measure may be used in this report:

To Convert From	To	Multiply By
Feet	Metres	0.305
Metres	Feet	3.281
Miles	Kilometres	1.609
Kilometres	Miles	0.6214
Acres	Hectares	0.405
Hectares	Acres	2.471
Grams	Ounces (Troy)	0.03215
Grams/Tonne	Ounces (Troy)/Short Ton	0.02917
Tonnes (metric)	Pounds	2,204.62
Tonnes (metric)	Short Tons	1.1023
Parts per million	Percent (%)	0.0001
Percentage	Parts per million	10,000
Grams/Tonne	Parts per billion	1,000
Parts per billion	Grams/Tonne	0.001
Parts per million	Grams/Tonne	1.0
*United States Dollar (U.S.$) (1)	Canadian Dollar (Cdn$)	1.05

__________________________
(1) The applicable exchange rate is based upon the noon buying rate of the Bank of Canada as of December 31, 2009. Note that specific calculations pertaining to the disclosure of particular transactions or events throughout this report may utilize an exchange rate different from that set forth above as may be appropriate under the circumstances. In the event a different exchange rate is utilized, the applicable exchange rate and the date will be set forth in a footnote to the disclosure. As of March 29, 2010, the applicable exchange rate was US$1 = Cdn$ 1.02.

iii

PART I

ITEM 1. BUSINESS

History and Organization

BE Resources Inc. (“we,” “us,” “BE” or the “Company”) is a mineral exploration company engaged in the exploration and evaluation of mineral exploration properties in the State of New Mexico. We were incorporated under the laws of the State of Colorado on August 8, 2007. We were formed primarily to evaluate the grade and tonnage of beryllium in the New Mexico Beryllium Project. As of March 29, 2010, we are awaiting permits to commence exploratory drilling on this property.

On October 1, 2007, we acquired a 100% interest in mineral leases and claims covering an area of approximately 20,000 acres in the State of New Mexico (the “Acquired Property”) from Great Western Exploration, LLC (“GWE”). In May 2008, we staked 690 additional lode claims overlying certain of the association placer claims previously acquired from GWE, of which 5 were subsequently dropped. We refer to the mineral leases and claims acquired from GWE along with the additional claims staked by us as the “New Mexico Beryllium Project.”

Between October 1, 2007 and November 28, 2007, we completed a seed capital financing in which we issued a total of 13,895,000 shares of our common stock to approximately 80 accredited investors (as defined under applicable Canadian Securities laws) for a price of Cdn$0.20 per share. The gross proceeds of the offering totaled Cdn$2,779,000, which we have used for the preparation of the Technical Report (as described below) and other organizational expenses, including expenses incurred in connection with our initial public offering. As discussed in more detail below, we completed an initial public offering of our common stock in 2009 at Cdn$0.30 per share and received gross proceed from the offering of Cdn$1,725,000.

Our principal office address is 107 Hackney Circle, Elephant Butte, New Mexico 87935. Our registered and records office address is 1700 Broadway, Suite 2100, Denver, Colorado 80290 and our telephone number is (575) 744-4014. We maintain a web site at www.be-res.com and through a link on our web site you can view the periodic filings that we make with the Securities and Exchange Commission (“SEC”) and on the System for Electronic Document Analysis and Retrieval (“SEDAR”). Our common stock is listed on the TSX Venture Exchange under the symbol “BER-V.”

Overview of Properties and Permitting

The New Mexico Beryllium Project consists of two prospects referred to by the Company as the Warm Springs area and the outlying hydrothermal areas. A map showing the general location of the Warm Springs area and the outlying hydrothermal areas is included on page 16.

Warm Springs. The Warm Springs area consists of 680 acres located in Socorro County, New Mexico. The vast majority of this area, totaling 520 acres, is privately owned by the Sullivan family and leased to us (the “Sullivan Lease”). Additionally, we are the holder of New Mexico State mining leases and various lode and association placer claims in the area which we acquired as part of the Acquired Property from GWE. In June 2009, we obtained a technical report on the Warm Springs area recognizing the presence of beryllium mineralization in amounts greater than what would be expected in average soil samples. The Technical Report is discussed in more detail in “Developments During 2009” below.

In April 2008, the Company submitted an application to the New Mexico Energy, Minerals and Natural Resource Department, Mining and Minerals Division (“MMD”) for an exploration permit to enable the Company to carry out the initial phase of the program recommended by the Technical Report at Warm Springs. The application is a Subpart 4 Non-Minimal Impact Exploration Permit application (the “Subpart 4 Application”). Non-minimal impact exploration permits are required when the proposed exploration activities are likely to have more than a “minimal” impact on the environment such as when the proposed exploration activities may potentially disturb the habitat of endangered species, negatively impact ground water in the vicinity of the drilling activities, or encroach upon historical or cultural resources. Applications for these permits are subject to a higher level of scrutiny than minimal impact permits and incorporate additional procedural safeguards such as public notice and an opportunity for public comment. Therefore, obtaining the exploration permit is a complex, time consuming process and  the permit may not be granted. In the event that the permit is denied, the Company can either appeal the decision or focus its efforts on the outlying hydrothermal areas where GWE has successfully obtained exploration permits in the past.

Outlying Hydrothermal Areas. The outlying hydrothermal areas consist of three state mining leases and 817 unpatented mining claims located in Socorro County and Sierra County, New Mexico. The outlying hydrothermal areas lie to the south and east of the Warm Springs area and total approximately 19,008 acres. We acquired the three state leases and 132 of the unpatented mining claims as part of our acquisition transaction with GWE. The remaining unpatented mining claims were staked by us in May 2008.

In 2004, predecessors of the Company succeeded in obtaining minimal impact exploration permits for the outlying hydrothermal areas. Since the renewal date for those permits has expired, the Company has reapplied for two such permits. In the fall of 2008, the Company submitted a Subpart 3, Minimal Impact Exploration Permit application (the “Subpart 3 Application”), requesting approval to drill three exploratory holes in one portion of the outlying hydrothermal area. Minimal impact exploration permits are discretionary, do not require public notice or hearings, and may only be granted if the Director of MMD determines that the proposed operation will have only minimal environmental impacts. In the fall of 2008, the Company submitted a second Subpart 3 Application requesting approval to drill twenty exploratory holes in another portion of the outlying hydrothermal area. Additional information concerning our recent permitting efforts is contained in “Developments During 2009” below. See also “Item 2. Properties” for more information about our properties.

Developments During 2009

Initial Public Offering. On October 26, 2009, the Company completed its initial public offering of 5,000,000 shares of common stock at a price of Cdn$0.30 per share for gross proceeds of Cdn$1,500,000. Canaccord Capital Corporation acted as the underwriter for the offering. On November 13, 2009 Canaccord Capital Corporation exercised its over-allotment option and purchased an additional 750,000 shares of the Company’s common stock at a price of Cdn$0.30 per share for additional gross proceeds of Cdn$225,000. Trading of the Company’s common stock commenced on the TSX Venture Exchange on October 29, 2009 under the symbol “BER-V”.

To March 29, 2010, we have used the funds provided by our initial public offering primarily to fund our permitting efforts in an effort to execute the exploration program outlined in the Technical Report. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” for more detailed information.

Technical Report. In late 2007, we commissioned a technical report from an independent mining consulting firm to obtain an independent evaluation of the New Mexico Beryllium Project. The report, dated June 5, 2009, was prepared by Fred Brown, CPG, Pr. Sci. Nat. and Tracy Armstrong, P. Geo, of P&E Mining Consultants, Inc. (the “Technical Report”). The Technical Report was prepared in accordance with National Instrument 43-101 –Standards of Disclosure for Mineral Projects of the Canadian Securities Administrators.

The Technical Report provided that reconnaissance drilling on the Warm Springs property has recognized the presence of beryllium mineralization in amounts greater than what would be expected in an average soil sample. A phased program combining geological mapping with exploration drilling is recommended by the Technical Report to determine if economically significant mineralization is present.

The Technical Report is available for inspection and review during normal business hours at our registered and records office and has been filed on SEDAR at www.sedar.com.

Permitting. In 2009, we continued our efforts to obtain the permits necessary to commence exploration of our property. Specifically, in January 2009, we revised the Subpart 4 Application for Warm Springs and the application was deemed by the MMD to be administratively complete pursuant to application requirements. Following the MMD’s submission of the application to a group of other agencies for comment, which is a requirement of the rules under the New Mexico Mining Act, the MMD received comments back and distilled those comments in a letter to the Company, which comments relate to the details of drilling and plugging of wells and questions regarding the monitoring of species habitat that are some distance from the project site. In addition, the MMD initiated a routine tribal consultation process pursuant to policies contained in an Executive Order and recent legislation. The Company has responded to those comments and the concerns regarding the potential impact of drilling on historic and cultural sites. On December 1, 2009, the MMD held a public meeting as required by the rules under the New Mexico Mining Act in order to receive additional input from all interested parties.  At the public hearing, we faced opposition to the permit from local residents and the Sierra Club of Southern New Mexico.  The New Mexico Department of Game & Fish ("NMDGF") has also opposed the permit.  As we believe that the MMD has not considered our application respecting Warm Springs and rendered a decision in a timely manner, we are considering our legal options.

In the spring of 2009, the Company also revised its Subpart 3 Applications pertaining to the outlying hydrothermal areas. The revisions were intended to address comments raised by the MMD regarding access to the proposed exploration locations and containment of drilling fluids. The Company has been advised that, as of March 29, 2010, upon posting the financial assurance required by the MMD, a favorable recommendation for the Subpart 3 Application on one of the sites would be made by the staff of the MMD to the director. With regard to the other site, we were requested to submit a Plan of Operation to the United States Forest Service (“USFS”) to support the Subpart 3 Application, which we did in February 2010. We are currently awaiting a review of the Plan by the USFS.

Overview of the Beryllium Market

Beryllium is a lightweight metal possessing unique mechanical and thermal properties. Its specific stiffness is much greater than other engineered structured material such as steel. The physical and mechanical properties of beryllium include high stiffness-to-weight and strength-to-weight ratios, stability within a broad range of temperatures, resistance to corrosion and fatigue, excellent electric conductivity and one of the highest melting points of all light metals. Beryllium products are used in a variety of high performance applications in the defense, aerospace, industrial, scientific equipment, electronics (including acoustics), medical, automotive, optical scanning and oil and gas markets. It is estimated that close to half of the beryllium sold is used in computer and telecommunications products, with the remainder used in aerospace and defense applications, automotive electronics, industrial components and other applications.

Only two beryllium minerals are commercially important: bertrandite, which contains less than 1% beryllium (and approximately 40% beryllium oxide or BeO) and is the principal beryllium mineral mined in the United States, and beryl which contains about 4% beryllium and is the principal beryllium mineral mined outside of the United States (“U.S.”). According to the U.S. Department of the Interior’s 2007 Minerals Yearbook (the “Yearbook”), the U.S. is one of only three countries known to process beryllium ores and concentrates into beryllium products. A subsidiary of Brush Engineered Materials Inc. produces beryllium hydroxide from bertrandite mined from open pit mines in the Spor Mountain area of Utah and from purchased beryl ore. The beryllium hydroxide is used as a raw material to make beryllium-copper master alloy, beryllium metal or beryllium oxide.

According to the Yearbook, beryl is frequently stockpiled for later processing. China is thought to be a significant producer, but does not report its beryl production. As a result, world production and the U.S. share of world production have a high degree of uncertainty. According to the Yearbook, the United States accounted for 85% of estimated world production.

Large quantities of beryllium are imported and exported annually on the world market. Since no public market and thus no spot or futures market exists for beryllium trading, beryllium is priced based on the transaction price of private contracts. Thus, the price largely reflects the operating expenses, supply and demand of beryllium at the time it is being sold. Current beryllium price information is not readily available. The most recent report on beryllium prices by the United States Geological Service discloses the year-end average price from 1947 to 1998. This report indicates that the price of beryllium rose from $269 per pound in 1990 to $385 per pound in 1998. However, the report states that these figures may not reflect true transaction prices as they represent the price of the high-end/high-purity form of beryllium.

Regulation of the Mining Industry in New Mexico/United States

U.S. federal laws deal with both the acquisition of mineral rights in federal lands and the development of the mineral interests secured in these lands in the U.S. The principal U.S. federal law dealing with the acquisition of mineral rights is the Mining Law of 1872. In general, it states that unless otherwise provided, all valuable mineral deposits in lands owned by the U.S. shall be free and open to mineral exploration by U.S. citizens. This law and accompanying regulations and court interpretations provide the means and methods for securing interests in these lands owned by the U.S.

On state land in New Mexico, State Trust Land Leases administered by the Commissioner of Public Land of the New Mexico State Land Office can be granted for exploration and development activities under the State Trust Land Leasing Statutes. The leases provide for the controlled development of state property and the protection of natural resources. In applying for a lease, the applicant must submit its plans for the leased land and receive the approval of the Commissioner. The leases are granted for an initial term of three years and can be renewed.

Our mineral interests are comprised of a combination of private land leases, State Trust Land Leases and federal claims.

Exploration and potential development of the mineral interests controlled by us are governed by both federal and New Mexico state laws. A comprehensive body of law requires the securing of various permits relating to the exploration of mineral properties and the operation of mines at both the federal and state level. In order to secure a permit involving any federal lands, the National Environmental Policy Act (federal) may require the preparation of an Environmental Assessment (“EA”) or an Environmental Impact Statement (“EIS”) for any potential development of a mining site. Generally, an EA briefly outlines the need for the proposed action, evaluates the environmental impacts of the proposed action and potential alternatives, and provides a listing of agencies and persons consulted in preparing the EA. If the EA results in a determination that the environmental consequences of the proposed exploration may be significant, an EIS is required to be prepared. An EIS analyzes of the environmental impact of the proposed action in greater detail, describes adverse environmental effects which cannot be avoided should the proposed action be implemented and provides alternatives to the proposed action. The preparation of the EIS is generally a collaborative effort between the Federal and State government with a primary agency from the state or federal government taking the lead role in the development of the EIS and acting to secure input and coordinate action between the agencies.

At the state level, environmental matters fall under the Environmental Improvement Act (state) and the New Mexico Mining Act which is administered by the MMD and the New Mexico Department of Energy, Minerals and Natural Resources and associated regulations contained in the New Mexico Administrative Code. Permits are required for mineral exploration and mining activities, and applicants for permits must demonstrate that their activities will be in compliance with all state and federal environmental laws and regulations. Applicants must provide detailed site assessments, reclamation plans and address approximately 24 additional requirements, including potential impacts on the site, surface water, groundwater, wildlife, nearby communities, traditional cultural and historic properties, and others, as set out in NMSA 1978 §§ 69-36-1, et seq. The Act also provides for significant public input and input from various state and federal agencies regarding the project.

Should we explore or develop the New Mexico Beryllium Project and construct mining facilities and cease to operate, we will also have to comply with the Mining Act reclamation program under the New Mexico Mining Act to return the land to its original state.

Environmental and Other Matters

Like all other mining companies doing business in the U.S., we are subject to a variety of federal, state and local statutes, rules and regulations designed to protect the quality of the air and water, and threatened or endangered species, in the vicinity of its operations. These include “permitting” or pre-operating approval requirements designed to ensure the environmental integrity of a proposed mining facility, operating requirements designed to mitigate the effects of discharges into the environment during exploration, mining operations, and reclamation or post-operation requirements designed to remediate the lands affected by a mining facility once commercial mining operations have ceased.

Federal legislation in the U.S. and implementing regulations adopted and administered by the Environmental Protection Agency, the Forest Service, the BLM, the Fish and Wildlife Service, the Army Corps of Engineers and other agencies—in particular, legislation such as the federal Clean Water Act, the Clean Air Act, the National Environmental Policy Act, the Endangered Species Act, the National Forest Management Act, the Wilderness Act, The Resource Conservation and Recovery Act, the National Historic Preservation Act and the Comprehensive Environmental Response, Compensation and Liability Act—have a direct bearing on domestic mining operations. These federal initiatives are often administered and enforced through state agencies operating under parallel state statutes and regulations.

State legislation in New Mexico including the New Mexico Mining Act and the regulations contained in the New Mexico Administrative Code, as they apply to the mining industry, are administered by the New Mexico Environment Department and the New Mexico Energy, Minerals and Natural Resource Department, Mining and Minerals Division and will also have to be complied with. As stated above, much of the state legislation compliments federal legislation and both sets of statutes and regulations are often administered at the state level.

Competition

The beryllium market is currently centered in the United States. According to the United States Department of the Interior’s 2007 Minerals Yearbook, production in the United States accounted for approximately 85% of world production in 2007. We believe that an estimated 80% of the reported world supply of beryllium is mined in Utah by Brush Wellman Inc., an Ohio company wholly owned by Brush Engineered Materials Inc., which we believe holds a monopoly on the beryllium market. In the event that we are successful in identifying and developing one or more economical deposits of beryllium on our property, we could face significant competition from Brush Wellman and other larger, more established companies.

Employees

We currently have one employee, namely our president and chief executive officer. We subcontract the remainder of our services to a variety of consultants, including environmental and permitting, accounting and legal firms. In the event we are successful in obtaining drilling permits, we expect to subcontract drilling services to an unrelated third party.

Facilities

We currently share office space at the home of our president. We currently pay him $2,000 per month ($24,000 per annum) for the use of this space, together with administrative services necessary to operate our executive office. We expect this arrangement to be suitable for our needs for the foreseeable future.

ITEM 1A. RISK FACTORS

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operation, contain forward-looking statements and a description of our business operations which may be materially affected by several risk factors, including those summarized below.

We have not received a permit to commence exploration activities on the Warm Springs area of the New Mexico Beryllium Project, nor have we received the exploration permits for the outlying hydrothermal areas, and we may never obtain such permits. We must obtain a permit to conduct exploration activities on the Warm Springs area of our property and outlying hydrothermal areas recommended by the Technical Report. This process is complex and time consuming and the issuance of the permit is subject to administrative review, and, in the case of the Warm Springs area,   public notice and an opportunity for a hearing. The process has consumed a number of months and may not be successful. A minimal impact permit application for the Warm Springs area submitted by GWE in 2005 under an expedited review process was denied by the MMD due to the potential impact of exploration activities on endangered species, ground water and a cultural site in the vicinity. As a result, we have submitted an application under a different process which entails a more rigorous review and the opportunity for public participation. At a public hearing on the application on December 1, 2009, we faced organized opposition from local residents and the Sierra Club of Southern New Mexico. The NMDGF has also opposed the permit for Warm Springs.  We have also submitted applications for exploration permits on the outlying hydrothermal areas for which we have yet to receive the permits. We may never receive a permit to explore the Warm Springs area or the permits for the outlying hydrothermal areas of the New Mexico Beryllium Project and we may be forced to consider alternate areas for our proposed exploration subject to receipt of necessary permits and approvals in those areas. Even if we are issued the exploration permits, we may never receive additional permits for further exploration or to conduct mining activities, even if economical mineralized material is identified.

We have no proven or probable reserves, meaning we may not economically produce beryllium or other minerals from the New Mexico Beryllium Project. In order to demonstrate the availability of proven or probable reserves, it will first be necessary for us to continue exploration to determine the availability of sufficient mineralized material. Exploration is inherently risky, with few properties ultimately proving economically successful. If our exploration efforts are successful, it will then be necessary for us to engage an outside engineering firm to assess geological data and develop an economic model demonstrating commercial feasibility of the property. This feasibility study will require significant additional time and investment.

Since we are a new business with no operating history, investors have no basis to evaluate our ability to operate profitably. We were incorporated in 2007 and have had no revenue from operations since our inception. Our activities to date have been limited to organizational efforts, acquiring land positions, raising financing, completing the Technical Report, studying our land position, and applying for exploration permits. We face all of the risks commonly encountered by other new businesses, including the lack of an established operating history, need for additional capital and personnel, and intense competition.

Our independent registered accountant has raised substantial doubt about our ability to continue as a going concern in its report on our financial statements for the year ended December 31, 2009. This doubt is based in part on the recognition that we are an exploration-stage company, have no established source of revenue, have an accumulated deficit of $6,115,782 at December 31, 2009, and are dependent on raising capital from our shareholders or other sources to continue in business. In the event that we are unable to raise additional capital, develop one or more of our properties and generate revenue, we may be forced to curtail our exploration activities, liquidate one or more of our properties or cease operations altogether. In any of those events, your investment in our company may decline.

We will require significant additional capital to fund our business plan. We presently have a working capital deficit, no producing properties and no cash flow from operations. We will be required to expend significant amounts for drilling, geological and geochemical analysis, assaying, additional permitting and bonding and, if warranted, feasibility studies. We may not benefit from such investments if we are unable to identify commercially exploitable mineralized material. If we are successful in identifying reserves, we will require significant additional capital to extract the reserves. That funding, in turn, depends upon a number of factors, including the state of the national and worldwide economy, capital markets, and the price of beryllium. We may not be successful in obtaining the required financing for these and other purposes, in which case our ability to continue operating would be adversely affected. Failure to obtain such additional financing would result in delay or indefinite postponement of further exploration or if applicable, development and the possible, partial or total loss of our interest in the New Mexico Beryllium Project. The possible development or a possible joint venture of our property will require additional financing and we may not be able to obtain such financing on terms favorable to us or at all. We are unable at this time to estimate with any reasonable degree of certainty the amount of capital required in the future. However, we believe that the amount will be significant. Also, any adverse developments in our exploration efforts may force us to sell our stock at a discount to raise additional funds.

We have a history of losses and may incur losses in the future. We have incurred losses since inception and may incur net losses in the future. We incurred the following losses from operations during each of the following periods:

  approximately $1.5 million for the year ended December 31, 2009;

  approximately $2.2 million for the year ended December 31, 2008; and

  approximately $0.8 million for the year ended December 31, 2007.

We had an accumulated deficit of approximately $6.1 million and a shareholders’ deficit of approximately $250,000 as of December 31, 2009.

We expect to continue to incur losses unless and until such time as one of our properties enters into commercial production and generates sufficient revenues to fund continuing operations. The amount and timing of future expenditures will depend on a number of factors, including the progress of permitting and exploration activities, the timing of any future development, if economical, the commercial viability of production and other factors. We may never achieve profitability.

At the present time, we are totally dependent upon the discovery of beryllium or other metals in commercially viable quantities from a single project, raising the risk if the area proves unproductive. Since we have never produced beryllium or other metals from the New Mexico Beryllium Project or any other property, and since we have no proven or probable reserves, we may not be able to economically produce beryllium or other metals under existing and future costs and expenses. If we are unable to economically produce beryllium from the New Mexico Beryllium Project, we would be forced to identify and invest substantial sums in one or more additional properties, and we may be unable to obtain such properties on terms favorable to us.

The volatility of the price of beryllium could adversely affect our future operations and our ability to explore and develop the New Mexico Beryllium Project. The commercial feasibility of the New Mexico Beryllium Project and our ability to raise funding to conduct exploration and development is dependent on the price of beryllium and other metals. The price of beryllium may also have a significant influence on the market price of our common stock and the value of our assets. Our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before the first revenue from production would be received. A decrease in the price of beryllium may prevent the New Mexico Beryllium Project from being explored, economically mined or result in the write-off of assets whose value is impaired as a result of lower beryllium prices. We believe that an estimated 80% of the reported world supply of beryllium is mined in Utah by Brush Wellman Inc., a wholly owned subsidiary of Brush Wellman Engineered Materials Inc. with its headquarters in Cleveland, Ohio, which we believe presently dominates the world beryllium market. The current market price of beryllium is affected by this monopoly and could significantly decrease upon the discovery of other large proven commercially viable reserves and the entry of new participants into the market. The exact world supply of beryllium is unknown. The majority of beryllium mining outside of the United States is not publicly reported. There is speculation that stockpiles of beryllium still exist in Russia and Kazakhstan. There is also speculation that China may currently be mining beryllium. If proven reserves or stockpiles of beryllium are discovered outside of the United States, such a discovery could impact the market price of beryllium. The price of beryllium may also be affected by factors such as inflation, fluctuation in value of the United States Dollar and foreign currencies, global and regional demand, and the political and economic conditions of beryllium producing countries throughout the world. The volatility of mineral prices represents a substantial risk, which no amount of planning or technical expertise can completely eliminate.

The existing monopoly for mining of beryllium may create barriers to entry which are difficult to overcome. If we are successful in identifying one or more economical deposits of beryllium, and decide to market this beryllium ourselves, it will be necessary for us to overcome barriers created by the existing monopoly for this product. Since it is likely that our initial production will be limited, the holder of the monopoly could reduce its price, making it more difficult for us to operate at a profit. It will also be necessary for us to identify purchasers willing to purchase our product when little public information exists about the market for this product. The existence of limited market may also make it more difficult for us to identify individuals with the technical expertise and experience necessary to mine and market the product. For all of these reasons, the discovery of an economical deposit does not ensure that we can operate at a profit.

Legislation has been proposed that would significantly affect the mining industry. Periodically, members of the US Congress have introduced bills which would supplant or alter the provisions of the General Mining Law of 1872, which governs unpatented mining claims. One such amendment has become law and has imposed a moratorium on the patenting of mining claims, which reduced the security of title provided by unpatented claims. Another proposed amendment has sought to impose a federal 4% to 8% gross royalty on production of minerals from public lands, impose additional claim maintenance fees on unpatented mining claims, and declare certain lands as unsuitable for mining. If such proposed legislation is enacted, it could substantially increase the cost of holding unpatented mining claims by requiring payment of royalties, and could significantly impair our ability to develop mineral resources on unpatented mining claims. The enactment of any legislation imposing such royalties or fees could adversely affect the potential development of mining claims and could adversely affect our business.

We may be subject to risks relating to the global economy. Recent market events and conditions, including disruptions in the international credit markets and other financial systems and the deterioration of global economic conditions, could impede our access to capital or increase the cost of capital. In 2007 and into 2008, the United States credit markets began to experience serious disruption due to a deterioration in residential property values, defaults and delinquencies in the residential mortgage market and a decline in the credit quality of mortgage-backed securities. These problems led to a slow-down in residential housing market transactions, declining housing prices, delinquencies in non-mortgage consumer credit and general decline in consumer confidence. These conditions worsened in 2008 and continued in 2009, causing a loss of confidence in the broader United States and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions. Notwithstanding various actions by the United States and foreign governments, concerns about the general condition of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions caused the broader credit markets to further deteriorate and stock markets to decline substantially. In addition, general economic indicators deteriorated into 2009, including declining consumer sentiment, increased unemployment and declining economic growth and uncertainty about corporate earnings. As a result, in 2009, the demand for beryllium-based products such as aerospace components, automotive electronics, computer and telecommunications equipment, and medical and industrial x-ray equipment deteriorated.

These unprecedented disruptions in the credit and financial markets have also had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for operations. Our access to additional capital may not be available on terms acceptable to us or at all.

We are subject to extensive governmental regulations in addition to permitting requirements which could require us to delay, suspend or terminate our operations. The exploration, and possible future development and production of the New Mexico Beryllium Project, are subject to various federal and state laws governing prospecting, development, production, labor standards and occupational health, mine safety, toxic substances, land use, water use, taxes and others. For example, applicable federal legislation in the United States would require us to immediately suspend operations, including exploration activities, upon discovery of any remains, funerary objects, or objects of ceremonial, historic or cultural importance to Native Americans. The application of these laws may require us to delay, suspend or terminate our operations. The enactment of additional laws and regulations, amendments to current laws and regulations, and/or more stringent application of existing laws or regulation could adversely impact our exploration timetable and business plan.

The mining and production of beryllium are subject to occupational health and safety legislation due to the hazardous nature of air-borne beryllium and the health risks associated with exposure. The U.S. Department of Health and Human Services and the International Agency for Research on Cancer have reported that beryllium is a human carcinogen. Beryllium exposure increases the risk of developing chronic beryllium disease and significantly elevated risks of lung cancer. Exposure to beryllium dust through skin contact increases the risk of skin disease. As a result of the health risks, the U.S. Environmental Protection Agency and U.S. Occupational Safety and Health Administration issue health and safety standards for exposure to beryllium. Complying with these standards will require additional expenditure on testing and the installation of safety equipment. Failure to comply with health and safety standards could result in statutory penalties and civil liability.

Our exploration and development activities are subject to environmental risks, which could expose us to significant liability and delay, suspension or termination of our operations. The exploration, possible future development and production phases of our business will be subject to federal, state and local environmental regulation. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set out limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments, and a heightened degree of responsibility for companies and their officers, directors and employees. Future changes in environmental regulations, if any, may adversely affect our operations. If we fail to comply with any of the applicable environmental laws, regulations or permit requirements, we could face regulatory or judicial sanctions. Penalties imposed by either the courts or administrative bodies could delay or stop our operations or require a considerable capital expenditure. There is a possibility that those opposed to exploration and mining will attempt to interfere with our operations, whether by legal process, regulatory process or otherwise.

We could be subject to environmental lawsuits. Neighboring landowners and other third parties could file claims based on environmental statutes and common law for personal injury and property damage allegedly caused by the release of hazardous substances or other waste material into the environment on or around our properties. We may not be successful in defending any claims that are brought against us. A successful claim against us could have an adverse effect on our business prospects, financial condition and results of operation.

We are subject to risks related to community action. All industries, including the mining industry, are subject to community actions. In recent years, communities and non-governmental organizations have become more vocal and active with respect to mining activities at or near their communities. These parties may take actions such as road blockades, applications for injunctions seeking work stoppage and lawsuits for damages. These actions can relate not only to current activities but also in respect of decades old mining activities by prior owners of subject mining properties.

If we lose our key executive, we may not be able to find a suitable replacement on acceptable terms. Our success is dependent to a large degree on the efforts and abilities of David Q. Tognoni, our president and chief executive officer. If Mr. Tognoni were to die, become disabled or leave the Company, we would be forced to identify and retain an individual to replace him. We may not find a suitable individual to replace Mr. Tognoni or to add to our employee base if that becomes necessary. We have no insurance on Mr. Tognoni at this time. Therefore, if the services of Mr. Tognoni were to be lost, our plans and operations could be adversely affected.

A portion of the New Mexico Beryllium Project is comprised of a lease on privately owned lands. The Sullivan Lease continues until January 2, 2024 and continues thereafter unless terminated by either party based on a default by the other of any of the obligations of the other under the lease. Upon the expiration of the lease, in the event that for any reason we are unable to extend the lease or purchase the land from the owner, we would be forced to forfeit the underlying minerals and our ability to explore and develop the property would be adversely affected.

Title to mineral properties can be uncertain, and we are at risk of loss of ownership of our property. Our ability to explore and potentially develop beryllium and other valuable minerals depends on the validity of title to the New Mexico Beryllium Project. In addition to the Sullivan Lease, the New Mexico Beryllium Project includes state leases and unpatented mining claims. Unpatented mining claims are unique property interests and are generally considered to be subject to greater risk than other real property interests because the validity of unpatented mining claims is often uncertain. Unpatented mining claims provide only possessory title and their validity is often subject to contest by third parties or the federal government. These uncertainties relate to such things as the sufficiency of mineral discovery, proper posting and marking of boundaries, assessment work and possible conflicts with other claims not determinable from descriptions of record. There may be challenges to the title to our property which could prove both time consuming and costly to defend. Additionally, if valuable mineral deposits are discovered on our property, a successful challenge to our title could adversely impact exploration, extraction, development, operations and the value of our assets and future earnings and revenue potential. Our investigation of the status of title to the New Mexico Beryllium Project should not be construed as a guarantee of title. Title to the New Mexico Beryllium Project may be challenged by a third party. Our interests may be subject to unregistered agreements or transfers or may be affected by undetected defects.

Any mineral production from the New Mexico Beryllium Project is subject to royalty payments in favor of third parties, which may reduce the revenue, if any, that we receive from the Project or reduce the value of the Project if we attempt to sell it to a third party. David Tognoni, our president and chief executive officer, is the owner of a 1% gross royalty on the New Mexico Beryllium Project which he acquired as part consideration for his service as an officer and employee of our company. Further, GWE and certain others hold a 10% net profits royalty in the New Mexico Beryllium Project which they received as part consideration for the transfer of the Acquired Property. These royalties are payable indefinitely based on adjusted revenue generated from the New Mexico Beryllium Project and any additional claims that may be staked in an area of interest surrounding the New Mexico Beryllium Project, as defined in the respective agreements. In addition, under the Sullivan Lease, we are obligated to pay a 4% gross production royalty, with a $12,000 annual minimum, from the sale or disposition of minerals taken from the Warm Springs area. Finally, the leases with the State of New Mexico which cover a portion of the Project require payment of a 2% royalty on production, subject to certain offsets. If we are successful in identifying sufficient mineralization to warrant placing the property into production, the obligation to pay royalties to the holders of the royalties would reduce the revenue we receive and may reduce the value of the New Mexico Beryllium Project if we endeavor to sell it to a third party.

The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses. The business of exploring for minerals, including beryllium, involves a high degree of risk. Few properties are ultimately developed into producing mines. Whether a mineral deposit can be commercially viable depends upon a number of factors, including the particular attributes of the deposit, including size, grade and proximity to infrastructure, metal prices, which can be highly variable, and government regulation, including environmental and reclamation obligations. Uncertainties as to the metallurgical amenability of any minerals discovered may not warrant the mining of these minerals on the basis of available technology. Our operations are subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as, but not limited to:

  encountering unusual or unexpected formations;

  environmental pollution;

  personal injury, flooding and landslides;

  variations in grades of minerals;

  labor disputes; and

  a decline in the price of beryllium.

We currently have no insurance to guard against any of these risks. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write-down on our investment in such property interests. All of these factors may result in losses in relation to amounts spent which are not recoverable.

We do not insure against all risks to which we may be subject in our planned operations. The exploration phase of our business will involve a significant amount of risk. We currently maintain no insurance on any of our current or proposed operations. Even if we acquire insurance in the future, such insurance may not cover all potential risks associated with exploration activities. We may also not be able to maintain insurance to cover risks at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, the insurance against risks such as environmental pollution or other hazards as a result of exploration is generally not available on acceptable terms to companies in the mining industry. We might also become subject to liability for environmental pollution or other hazards associated with mineral exploration and production which may not be insured against, which may exceed the limits of our insurance coverage, or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could materially adversely affect our financial condition and our ability to fund exploration and any development and production activities. A significant loss could force us to reduce or terminate our operations.

Our directors and officers face potential conflicts of interest in their capacities as such. David Tognoni, Edward Godin and Carmelo Marrelli serve as officers and/or directors for us as well as other mineral exploration and development companies. Conflicts of interests could arise between these persons’ duties as officers and directors of our company and their respective positions as officers and directors of such other entities. These conflicts may arise from corporate opportunities that may be presented to such individuals or because of the time they must devote to their position with each company. In addition to these potential conflicts, these individuals have in the past, and may in the future, enter into agreements with our company, either as individuals or as officers or directors of other companies. For example, David Tognoni is a manager of GWE, from which we purchased the Acquired Property. We also entered into an employment agreement with Mr. Tognoni and granted stock options to each of our officers and directors. None of these agreements were negotiated at arms’ length.

Competition in the mining industry is intense, and we have limited financial and personnel resources with which to compete. Competition in the mining industry for desirable properties, investment capital, equipment and personnel is intense. Numerous companies headquartered in the United States, Canada and elsewhere throughout the world compete for properties on a global basis. We are currently an insignificant participant in the beryllium mining industry due to our limited financial and personnel resources. We may be unable to attract the necessary investment capital to fully develop the New Mexico Beryllium Project, be unable to acquire other desirable properties, be unable to attract and hire necessary personnel, or be unable to purchase necessary equipment.

Colorado law and our Articles of Incorporation may protect our directors from certain types of lawsuits at the expense of the shareholders. The laws of the State of Colorado provide that directors of a company shall not be liable to the company or shareholders of the company for monetary damages for all but limited types of conduct. Our Articles of Incorporation permit us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing shareholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use limited assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment or other circumstances.

Our exploration activities may not be commercially successful. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. Unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labour are risks involved in the conduct of exploration programs. The success of mineral exploration and development is determined in part by the following factors:

  the identification of potential mineralization based on analysis;

  the availability of exploration permits;

  the quality of our management and our geological and technical expertise; and

  the capital available for exploration.

Substantial expenditures and time are required to establish existing proven and probable reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining and processing facilities and infrastructure at any site chosen for mining. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection.

We will be required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the price of our shares of common stock. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to furnish a report by management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. Such report, beginning with our fiscal year ending on December 31, 2010, must also contain a statement that our auditors have issued an attestation report on our internal controls.

We are still compiling the system and processing documentation and performing the evaluation needed to comply with Section 404, which is both costly and challenging. We may not complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that such internal control is effective and we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our stock price.

Gain recognized by non-U.S. shareholders on the sale or other disposition of shares of our common stock may be subject to U.S. federal income tax. We believe that we are currently a “U.S. real property holding corporation” under section 897(c) of the Internal Revenue Code (“USRPHC”) and there is a substantial likelihood that we will continue to be a USRPHC. Generally, gain recognized by a non-U.S. holder on the sale or other disposition of our common stock will be subject to US federal income tax on a net income basis at normal graduated U.S. federal income tax rates if we are a USRPHC at any time during the 5-year period ending on the date of the sale or disposition of the common stock (or the non-US holder’s holding period for the common stock if shorter). Under an exception to these USRPHC rules, if the common stock is “regularly traded” on an “established securities market,” the common stock will not be treated as a USRPHC. This exception is not available, however, to a non-U.S. holder that held or was deemed to hold, directly or under certain constructive ownership rules, more than 5% of the common stock at any time during the 5-year period ending on the date of the sale or other disposition (or the non-U.S. holder’s holding period of the common stock if shorter). Our common stock may never be “regularly traded” on an “established securities market” as recognized by the Internal Revenue Code.

Our stock price may be volatile and as a result you could lose all or part of your investment. The market prices for the securities of companies engaged in mineral exploration and development can be volatile. The value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock:

  changes in the worldwide price for beryllium;

  disappointing results from our exploration or development efforts;

  failure to meet our operating budget or achieve profitability;

  decline in demand for our common stock;

  downward revisions in securities analysts’ estimates or changes in general market conditions;

  technological innovations by competitors or in competing technologies;

  investor perception of our industry or our prospects; and

  general economic trends

     In addition, stock markets have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to resell their shares at a fair price.

We have never paid dividends on our common stock and we may never pay them in the future. We have never declared or paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. Our ability to pay dividends is dependent on our ability to successfully develop one or more properties and generate revenue from operations. Further, our initial earnings, if any, may be retained to finance our growth. Any future dividends will be directly dependent upon any future earnings, our then-existing financial requirements and other factors and are solely within the discretion of our board of directors.

A large number of our shares will be eligible for future sale and may depress the price of our common stock. In addition to the shares issued in our initial public offering, a large amount of our common stock is currently eligible for sale under Rule 144 of the United States Securities Act of 1933 (the “Securities Act”). Under Rule 144, a shareholder owning restricted stock who is not an affiliate of our Company is permitted to sell all of the common stock owned by him or her following expiration of the shorter of: (i) one year from the date of acquisition; or (ii) six months from the date of acquisition, assuming we have been required to file reports with the SEC for at least 90 days and have filed all reports required to be filed with the SEC up to the time of the proposed sale. Affiliates of our Company are permitted to sell securities owned by them in limited quantities at a similar time under Rule 144. As of March 29, 2010, we also have outstanding options to purchase an aggregate of 4,860,000 shares of common stock, of which 3,560,000 are exercisable at a price below the public offering price of our common stock and have issued compensation warrants for 575,000 shares of our common stock. The sale of common stock in the future may depress the price of our common stock, may result in a loss in your investment and may make it difficult for us to sell common stock in the future.

Since no broker or dealer has committed to create or maintain a market in our stock, our stock may never be quoted in the OTC Bulletin Board, and purchasers of our common stock may have difficulty selling their shares, should they desire to do so. It is our intention to seek one or more broker-dealers to apply for quotation of our common stock in the OTC Bulletin Board. However, we have no agreement with any broker-dealer at this time, and we may not find one in the future. In addition, we believe that our stock will be characterized as a “micro-cap” security and therefore subject to increased scrutiny by the Financial Industry Regulatory Authority (“FINRA”). A micro-cap security is generally a low priced security issued by a small company, or the stock of companies with low capitalization. If we are unable to obtain quotation of our common stock on the OTC Bulletin Board, trading in our stock may be limited, and purchasers of our common stock may have difficulty selling their shares, should they desire to do so.

Since our stock will not be listed on a stock exchange in the United States, trading in our shares may be subject to rules governing “penny stocks,” which will impair trading activity in our shares. It is likely that our common stock will not initially be listed on a national stock exchange registered with the Securities and Exchange Commission, or SEC, and may therefore be subject to rules regulating broker dealer practices in connection with transactions in penny stocks. Those disclosure rules applicable to penny stocks require a broker dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized disclosure document required by the SEC. These rules also require a cooling off period before the transaction can be finalized. These requirements may have the effect of reducing the level of trading activity in any secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

Issuances of our common stock in the future could dilute existing shareholders and adversely affect the market price of our common stock. We have the authority to issue up to 250,000,000 shares of common stock, 10,000,000 shares of preferred stock and to issue options and warrants to purchase shares of our common stock without stockholder approval. These future issuances could be at values substantially below the price at which our common stock was sold in our initial public offering. In addition, we could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval. Because trading in our common stock is limited, the issuance of our stock may have a disproportionately large impact on its price compared to larger companies.

Pursuant to pending Canadian tax proposals, the determination of whether we are a FIE is made for each taxation year and may depend on our property and our activities. Amendments under the Income Tax Act (Canada) which we refer to as the “Tax Act” regarding the taxation of investments in foreign investment entities (“FIEs”) have been proposed by the Minister of Finance (Canada) to apply to taxation years commencing after 2006 (the “Proposed Amendments”). In the March 4, 2010 Canadian Federal Budget, the Canadian Minister of Finance announced revised proposals intended to replace the Proposed Amendments. However, revised legislation reflecting the March 4, 2010 budget proposals has not yet been released. If legislation is enacted relating to FIEs, such legislation may result in Canadian income tax consequences which may be adverse to a holder of common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

New Mexico Beryllium Project

The New Mexico Beryllium Project consists of the Company’s interest in Socorro County and Sierra County, New Mexico described in this report as the Warm Springs area and the outlying hydrothermal areas. The New Mexico Beryllium Project covers an area of approximately 20,000 acres and is comprised of a private lease, state leases and unpatented mining claims. The map below shows the general location the Warm Springs area in New Mexico.

Unpatented mining claims comprise the vast majority of the project, covering 18,240 acres or roughly 96% of the total acreage of the New Mexico Beryllium Project. Unpatented mining claims are governed by the General Mining Law of 1872 (“General Mining Law”) as amended, 30 U.S.C. §§ 21-161 (various sections), which allows the location of mining claims on public domain lands of the United States upon the discovery of a valuable mineral deposit and proper compliance with claim location requirements. A valid mining claim provides the holder with the right to conduct mining operations for the removal of locatable minerals, subject to compliance with the General Mining Law and New Mexico state law governing the staking and registration of mining claims, as well as compliance with various federal, state, and local exploration, operating, and environmental laws, regulations, and ordinances.

As the owner of the unpatented mining claims, we have the right to conduct mining operations on the lands, subject to the prior procurement of required exploration and operating permits and approvals, compliance with the terms and conditions of the claims, and compliance with applicable federal, state, and local laws, regulation and ordinances. Historically, the owner of an unpatented mining claim could, upon strict compliance with legal requirements, file a patent application to obtain full fee title to the surface and mineral rights with the claim; however, continuing Congressional moratoriums have precluded new mining claim patent applications since 1993.

As discussed below, our unpatented mining claims consist of lode claims and association placer claims. Lode claims are mining claims located on a classic vein, ledge, or other rock in place between definite walls. A lode claim is located by metes and bounds. The maximum length of a lode claim is 1,500 feet by 600 feet. Association placer claims are mining claims located upon sand or gravel. Association placer claims are located by legal subdivision and can be located up to a maximum 160 contiguous acres.

The following disclosure more fully discusses our specific mineral property interests comprising the New Mexico Beryllium Project and has been derived from various agreements to which the Company is a party, together with the Technical Report dated June 5, 2009 prepared by Fred Brown, CPG, Pr. Sci. Nat., and Tracy Armstrong, P. Geo., of P&E Mining Consultants Inc., each an independent qualified person within the meaning of National Instrument 43-101—Standards of Disclosure for Mineral Projects of the Canadian Securities Administrators (“NI 43-101”). NI 43-101 is designed to implement standards of disclosure for mineral properties of companies subject to the jurisdiction of the Canadian Securities Administrators. The Technical Report is available for inspection and review during normal business hours at our registered and records office and has been filed on SEDAR at www.sedar.com.

Cautionary Note to U.S. Investors: National Instrument 43-101 is promulgated under Canadian laws and regulations and uses definitions and standards that differ from those in the SEC’s Industry Guide 7 regarding disclosure on mineral properties. Accordingly, information contained in reports prepared pursuant to NI 43-101 containing descriptions of the Company’s mineralization may not be comparable to similar information that the Company can disclose in the reports it files with the SEC pursuant to the requirements of United States federal securities laws and the rules and regulations thereunder.

Warm Springs Area

Property Description and Tenure. The Warm Springs area consists of 680 acres located in Socorro County, New Mexico. The vast majority of this area, 520 acres, is privately owned by the Sullivan family and leased to us under the Sullivan Lease dated January 2, 2004. We became the lease holder under the Sullivan Lease and certain New Mexico State mining leases and the owner of various lode and association placer claims on October 1, 2007. On April 9, 2008, we executed an amendment to the Sullivan Lease in order to clarify certain provisions of the lease relating to the property description, term, and conduct of operations.

The Sullivan Lease is described as: All of Special Section 2, and access through the East ½ of Special Section 4, Township 8 South, Range 7 West, save and except that portion of the Real Estate conveyed previously to Commissioners of the Acequia de Canada Alamosa of Sierra County, New Mexico.

The Sullivan Lease provides us with the ability to conduct mining exploration and operations with respect to all minerals, including beryllium, in the Warm Springs area of the New Mexico Beryllium Project. The surface and water rights on the Warm Springs area are also owned by the Sullivan family and the Sullivan Lease allows us water rights and surface access to the leased property as necessary for mining and milling operations. In exchange, we are required to pay a gross production royalty to the Sullivans equal to 4% of the annual proceeds from the sale or disposition of minerals, metals and materials obtained from the leased property, and from any claims or leases we acquire within a one mile area of interest from the perimeter of the leased property, in the minimum amount of $12,000 per year. The $12,000 minimum annual gross production royalty payment is due on January 1st of each year for the balance of the lease.

In addition to the royalty, we are also obligated to pay all real property taxes assessed on the leased property, provide accountings to the Sullivan family with respect to monies received from the sale or disposition of ore from the leased property, purchase and maintain commercial general liability insurance and state industrial insurance, conduct our operations in a workmanlike manner, and protect the leased property from liens which result from our activities on the leased property. If we fail to satisfy any of these obligations under the Sullivan Lease, then we would be in breach of the lease, and the Sullivan family could, after providing notice to us and an opportunity to cure the defect, elect to terminate the Sullivan Lease. The Sullivan Lease provides for a term of 20 years and continues thereafter unless terminated by either party based on a default by the other of any of the obligations of the other under the lease.

We hold our interest in the remaining 160 acres of the Warm Springs area under an unpatented mining claim known as Bertrandite claim #45 which we acquired from GWE as part of the 133 unpatented mining claims included in the Acquired Property. This is an association placer claim situated to the south of the area covered by the Sullivan Lease. We acquired this claim in October 2007 as part of our acquisition from GWE.

Accessibility. The Warm Springs property is located approximately 50 miles northwest of the community of Elephant Butte, New Mexico. From Elephant Butte, travel is along the paved portion of state highway NM52 for 41 miles. The remaining nine miles are along the well-maintained unpaved portion of state highway NM52 to the Warm Springs property entrance. Property access is along seasonal four-wheel drive tracks.

Climate. The Warm Springs property is located in a semi-arid, high-desert climate approximately twenty miles north of Chloride/Winston, New Mexico. Chloride/Winston has an average annual temperature range between 18° F in January and 55° F in July. Average annual precipitation is 13 inches, and average annual snowfall is 11 inches.

Local Resources and Infrastructure. The Warm Springs property is currently undeveloped except for seasonal dirt access roads. However, the property is well situated with regard to surrounding infrastructure, with a power line crossing highway NM52 within seven miles of the property. Water in the area is typically sourced from local wells. New Mexico is home to a developed mineral industry, producing coal, uranium, silver, manganese, potash, salt, perlite, copper ore and tin concentrates. The nearby town of Elephant Butte is a small residential community with a population of approximately 1,300 serviced by a modern municipal airport. Albuquerque, a major urban center, lies approximately 170 miles to the north-northeast of the Warm Springs property, and the New Mexico Institute of Mining and Technology is located in nearby Socorro, New Mexico.

Physiography. The Warm Springs property lies in the foothills of the northern Sierra Cuchillo Mountains, just south of Monticello Canyon and north of Iron Mountain. Maximum local elevation is approximately 6,600 feet, with a vertical relief of 400 feet. Intermittent seasonal stream channels drain the property. Local vegetation is typical of semi-arid regions and includes juniper, cedar and pinion.

History. The Warm Springs property lies on the northern-most limit of the Church Rock mining district, which also encompasses numerous beryllium and tungsten deposits at Iron Mountain. Beryllium mineralization at Warm Springs was first reported by M. Howard Milligan in November 1961.

Eighteen exploration drill holes were completed in the 1960’s as part of a USBM project investigating mineralization in the northern Cuchillo Mountains. Drilling was centered on a bertrandite mineralized outcrop. Samples from seven trenches were also taken. The overall drilling depth was limited by the water table. Six drill holes penetrated the surface mineralization and intersected additional mineralization at depth. The deposit was also examined by the USBM with a portable beryllium detector, and additional samples were taken from shallow trenches in the bertrandite mineralized outcrop.

Subsequent to the USBM project, a reexamination of the property was completed by Hillard in 1969, who mapped a thick sequence of andesitic and latitic flows. Later sampling of non-magnetic concentrates in stream sediments yielded anomalous values of lead, molybdenum, zinc and copper.

No original source records of the sampling program or the USBM investigation were available for the Technical Report, except for information contained in Hillard (1969) and Meeves (1966). The location of the USBM drill holes and trenches were not able to be verified in the field by the authors of the Technical Report. The accuracy and validity of the historical results were therefore not established by the authors of the Technical Report.

A total of fourteen exploratory RC drill holes for a total of 7,576 feet were completed in 2001 and 2002 in the general vicinity of the bertrandite mineralized outcrop located by the USBM program. The Beryllium Group, LLC was in control of the project from 2001 to 2002. GWE was in control of the project from February 2004 to October 1, 2007. BE has been in control of the property since October 1, 2007.

The initial six drill holes were completed and the remaining eight drill holes were sealed with a concrete plug with the exception of BE20 and BE25, which were left as water wells for the property owner. All drilling was done with a reverse circulation air-rig with six-inch down-the-hole hammer and tri-cone bit as required. Drill hole collar locations were determined by Mr. David Tognoni using a Magellan SporTrak Pro handheld GPS unit. No drill-hole surveys were undertaken.

Regional Geology. The Warm Springs property lies within the eastern edge of the Datil-Mogollon volcanic field of southern New Mexico. The volcanic field consists of mafic to silicic extrusive units of Tertiary age and Quaternary basalts. The volcanic field is cut along its eastern margin by multiple north-striking normal faults which formed a series of eastward-tilted fault blocks in the Sierra Cuchillo. The Datil-Mogollon volcanic field is bordered on the east by the Rio Grande rift, where a series of rhyolitic ash-flow tuffs have been exposed. Beneath the ash-flow tuffs are latite conglomerates, mud-flow deposits and sandstones representing the alluvial apron which surrounded the Datil-Mogollon field prior to its ignimbrite climax. The base of the volcanic pile rests unconformably upon rocks ranging from late Eocene to Precambrian in age. Much of the area lies on the northeast flank of a major Laramide uplift from which the Mesozoic rocks were stripped by early Tertiary erosion. Basal volcanic rocks resting upon late Paleozoic limestones, quartzites, or shales on the uplift lap off the structure onto Eocene arkosic sediments which overlie Cretaceous sandstones and shales. Locally, Precambrian rocks generally consist of low-grade metasedimentary rocks, metavolcanic rocks, and intrusive rocks ranging from large granitic plutons to gabbroic stocks and diabase dikes.

Property Geology. Hillard (1969) identified several lithologies in the Warm Springs property area. Arranged in approximate stratigraphic order these are: gravel, dikes, flow-banded rhyolite, rhyolite, massive rhyolite, rhyolite tuff, sedimentary rocks, andesitic and latite flows, and latitic tuffs and coarse pyroclastics, as well as a quartz monzonite intrusive plug. Andesitic and latite flows are the most widespread volcanic unit in the area. The surficial geology is dominated by colluvium and Tertiary volcanics. James (1978) further suggests that the local high hills are underlain by a hypabyssal stock complex cut by a swarm of radial dykes. The area is highly faulted, situated on the eastern edge of the graben between the Sierra Cuchillo and the Black Range.

Deposit Types. Beryllium is a lithophile element (i.e. an element that tends to concentrate in silicate materials such as igneous rocks) concentrated in the residual phases of magmatic systems. Commercial beryllium mineralization typically occurs as bertrandite (Be4Si2O7(OH)2) which contains approximately 40% BeO, or helvite (Mn4Be3(SiO4)3S) containing approximately 14% BeO. Nonpegmatic bertrandite has been reported at Mt. Wheeler, Nevada; Lake George District, Colorado; Spor Mountain, Utah; and Aguachile, Mexico, among others. The principal source of commercial production of beryllium in the United States is the Spor Mountain deposit, Utah. Beryllium mineralization at Warm Springs is typical of volcanic-exhalative deposits.

Mineralization. The Warm Springs property hosts beryllium mineralization in the form of bertrandite associated with late-stage faulting of volcanic rocks and intense hydrothermal alteration. Hillard (1969) also reports the presence of alunite and montmorillinite. As reported by Hillard (1969), the surface exposure of the bertrandite mineralization occurs in altered rhyolite tuff along projected fault zones. The mineralized outcrop as identified by the USBM sampling program demarcates a zone of higher-grade bertrandite approximately 100 feet long and 30 feet wide, with additional historical drilling demonstrating mineralization to a depth of 190 feet. The historical USBM drill hole results indicate that mineralization is tightly confined to discrete, narrow zones. Hillard (1969) also reports a zone of weaker beryllium mineralization south of the main mineralized outcrop, which may be due to irregularities in the local fault geometry.

Griffitts and Alminas (1968) suggest that the bertrandite was introduced into faulted volcanic rocks, and is unrelated to local base-metal mineralization. The host rock for the mineralization is hydrothermally altered rhyolite-tuff agglomerate, and Hillard (1969) reports that local beryllium “ore” consists of an altered rhyolite tuff fault breccia with a montmorillonite matrix. Coatings of bertrandite on the fault breccia and spheres of radiating bertrandite crystals in the fine fault material indicate that beryllium mineralization occurred after faulting.

Exploration. No significant exploration is known to have been conducted on the Warm Springs property except for that described herein and previously by Griffitts and Alminas (1968), Hillard (1969) and Meeves (1966).

Interpretation and Conclusions. Mineralization at Warm Springs is typical of volcanic-exhalative deposits. RC drilling on the property has confirmed the presence of anomalous beryllium mineralization associated with local faulting as previously reported by Meeves (1966), Griffitts and Alminas (1968) and Hillard (1969).

Drill hole BE18A, located adjacent to the bertrandite mineralized outcrop, intercepted a zone of potentially economic mineralization over a distance of thirty feet at a depth of 160 feet, which combined with the results reported by Meeves (1966) suggests that beryllium mineralization associated with the mineralized bertrandite outcrop may continue at depth.

Outlying Hydrothermal Areas

Property Description and Tenure. The outlying hydrothermal areas consist of three state mining leases and 817 unpatented mining claims located in Socorro County and Sierra County, New Mexico. The outlying hydrothermal areas lie to the south and east of the Warm Springs area and total approximately 19,008 acres. We acquired the three state leases and 132 of the unpatented mining claims via our acquisition transaction with GWE. We staked the additional 690 unpatented mining claims in May 2008, 5 of which have subsequently been dropped.

The three state leases are comprised of State of New Mexico Mineral Lease Numbers HG 0059, HG 0060, and HG 0061 (collectively, the “State Leases”). The assignments from GWE to our Company were filed with, and approved by, the New Mexico Commissioner of Public Lands on September 6, 2007.

The State Leases cover an area of approximately 928 acres located in Socorro County, New Mexico as follows:

Mineral Lease No.	Subdivision	Section	Township	Range	Acres
HG 0059	NW4NW4, S2NW4, NW4SW4	15	9S	8W	160
HG 0060	ALL	16	9S	8W	640
HG 0061	Lots 7,8,9	17	9S	8W	127.9

Accessibility. The outlying hydrothermal areas are 42 miles Northwest of Truth or Consequences, NM and North Northwest 35 miles of Truth or Consequences, NM. These areas can be accessed using state highway NM 52 & NM 142 respectively from the Truth or Consequences, New Mexico airport. State highway NM 52 is a paved road and NM highway 142 is paved for the first 15 miles and the remainder is a graded gravel road.

The State Leases provide us with the ability to conduct exploration and mining operations to remove and process beryllium and associated minerals from the leased property, subject to the receipt of necessary permits. Each State Lease has a primary term of three years and requires an annual rental payment of $1.00 per acre. The term of each State Lease extends in perpetuity so long as minerals are produced or mined in paying quantities. The term can also be extended in the absence of mineral production for a secondary term of 2 years with an annual rent of $10.00 per acre, a tertiary term of 5 years with an annual rent of $3.00 per acre, and a quaternary term of 5 years with an annual rent of $10.00 in year 11 increasing by $10.00 per acre, per year to $50.00 per acre, per year in year 15. The State Leases also require us to pay the State of New Mexico royalties in the amount of 2% of the gross returns from minerals produced from the property less the actual and reasonable transportation and smelting or reduction costs, up to 50% of the gross returns.

The 132 unpatented mining claims we acquired from GWE cover an area of approximately 18,080 acres and consist of the following 20 lode claims and 112 association placer claims:

Claim	Type	County	Acres
Bert #1-12	Lode	Socorro	240
Special Clay #100-107	Lode	Socorro	160
Bertrandite #34, 35, 54	Association Placer	Sierra	480
Berts Clay #92, 93	Association Placer	Sierra	320
Bertrandite #9-12, 15, 18, 21, 22, 25, 26, 29-31, 39, 41, 56-59, 64	Association Placer	Socorro	2,960
Berts Clay #1-11, 13-19, 21-31, 33-40, 42-91	Association Placer	Socorro	13,920

Some of these claims are located on property where both the surface estate and mineral estate are owned by the Federal Bureau of Land Management (the “BLM”), while other claims are located on property where the surface estate and mineral estate are separately owned. In the latter case, the surface estate has been transferred to private parties while ownership of the mineral estate, which serves as the basis for our claims, has been retained by the BLM. In either event, we believe we have the right to access the surface as necessary to conduct our exploration and mining operations on all 132 of these unpatented mining claims, subject to the receipt of necessary permits. However, with respect to the claims which are located on property where the surface and mineral estate are separately owned, we may elect to negotiate agreements with the private surface owners in order to more clearly define our rights and responsibilities concerning our exploration, mining, and reclamation activities.

In 2008, we staked the following additional 690 lode claims:

Claim	Type	County	Acres
BU #7-26, 39-58, 65-204, 207-689, 691-693, 695-701, 703- 705,707-709, 711-716	Lode	Socorro	13,680
BU #690, 694, 698, 702, 706, 710	Lode	Sierra/Socorro	120

     In July 2009, we disclaimed an interest in 5 of the lode claims, including BU #43, BU #111, BU #351, BU #482 and BU #484. The remaining 685 lode claims comprise approximately 13,700 acres, overlying certain of the association placer claims forming part of the Acquired Property. The BLM owns the surface and mineral estate with respect to these 685 lode claims. As part of our claims, we have the right to access the surface of such property to the extent necessary to conduct our exploration and mining operations on all 685 of these unpatented mining claims, subject to the receipt of necessary permits.

Maintenance Fees and Royalties

In order to maintain the unpatented claims on the Warm Springs area and the outlying hydrothermal areas, we are required to pay an annual maintenance fee of $125 to the BLM on or before August 31st of each calendar year, which may be adjusted annually. We are also required to make various filings with state and federal agencies. We are not required to pay royalty payments to the BLM from mining production on any of the unpatented claims.

In addition to royalty payments that may become due to the Sullivan family pursuant to the Sullivan Lease and the State of New Mexico pursuant to State Leases, we are also required to pay a 10% net profits royalty interest to various former owners of our properties and an additional 1% gross profit royalty interest to David Q. Tognoni, our president and chief executive officer. Should payments become due under these royalty interests, such payments are calculated and payable on a quarterly basis.

The net profits royalty interests require us to pay 10% of our net profits from mineral production from the Sullivan Lease, the State Leases, and the 133 unpatented mining claims acquired from GWE as well as from all mineral production from a three mile area of interest around the outside boundary of the Sullivan Lease, the State Leases, and the 133 unpatented mining claims acquired from GWE. The remaining 685 lode claims that we staked in 2008 are located within the three mile area of interest and therefore are subject to the net profits royalty interests, as well as the gross profits royalty interest discussed below. Net profits are determined by subtracting gross royalty payments, marketing costs, distribution costs, operating costs, taxes, interest, capital costs, and exploration costs from revenue generated from mineral production.

The gross profits royalty interest requires us to pay 1% of our gross profits from mineral production from the Sullivan Lease, the State Leases, and the 133 unpatented mining claims acquired from GWE as well as from all mineral production from a three mile area of interest around the outside boundary of the Sullivan Lease, the State Leases, and the 133 unpatented mining claims acquired from GWE. Gross profits are determined by subtracting marketing costs, distribution costs, taxes, and royalty payments (excluding the 10% net profit royalty interest granted to GWE and others) from revenue generated from mineral production.

ITEM 3. LEGAL PROCEEDINGS

We are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened or contemplated, the results of which would have a material impact on our properties, results of operation, or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Market Information

There is currently no established public trading market for our common stock in the United States. We intend to make an application for quotation of our common stock on the OTC Bulletin Board. However, our common stock is currently traded only in Canada on the TSX Venture Exchange.

The table below sets forth the high and low sales prices for our common stock on a quarterly basis as reported by TSX Venture Exchange from October 29, 2009, the beginning of trading, to December 31, 2009.

TSXV (Cdn$)
	High	Low
Year Ended December 31, 2009
First Quarter	$-	$-
Second Quarter	-	-
Third Quarter	-	-
Fourth Quarter	0.38	0.25

As of March 29, 2010, there were approximately 51 record holders of our common stock.

Penny Stock Rules

Due to the price of our common stock, as well as the fact that our common stock is not listed on a national securities exchange registered with the SEC, our stock is characterized as “penny stocks” under applicable securities regulations. Our stock will therefore be subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks. The broker or dealer proposing to effect a transaction in a penny stock must furnish his customer a document containing information prescribed by the SEC and obtain from the customer an executed acknowledgment of receipt of that document. The broker or dealer must also provide the customer with pricing information regarding the security prior to the transaction and with the written confirmation of the transaction. The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction and with the written confirmation of the trade. The broker or dealer must also send an account statement to each customer for which he has executed a transaction in a penny stock each month in which such security is held for the customer’s account. The existence of these rules may have an effect on the price of our stock, and the willingness of certain brokers to effect transactions in our stock.

Transfer Agent

We have appointed Registrar and Transfer Company at 10 Commerce Dr., Cranford, New Jersey 07016-3572, USA, telephone (908) 272-8511 and Equity Transfer & Trust Company at 200 University Avenue, Suite 400, Toronto, Ontario, Canada M5H 4H1, telephone (416) 361-0930 as the transfer agent for our common stock.

Dividend Policy

We have never declared or paid dividends on our common stock. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including the terms of any credit arrangements, our financial condition, operating results, current and anticipated cash needs and plans for expansion. At the present time, we are not party to any agreement that would limit our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

Set out below is information as of December 31, 2009 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance. This information relates to our Equity Incentive Plan.

Equity Compensation Plan Information

Number of securities
remaining available
for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average exercise	compensation plans
	exercise of	price of outstanding	(excluding securities
	outstanding options,	options, warrants and	reflected in column
	warrants and rights	rights	(a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,960,000	$ 0.25(1)	1,419,000
Equity compensation plans not approved by security holders	—	—	—
Total	3,960,000		1,419,000

(1) The option exercise price set forth in the option grant for options to purchase 3,560,000 shares of our common stock is denominated in Canadian dollars rather than United States dollars. The option exercise price for those options is Cdn$0.25 and have been converted to US dollars at the rate of CDN 1 = USD .96 at Dec.31, 2009. The option exercise price set forth in the option grant for options to purchase 400,000 shares of our common stock is denominated in United States dollars. The option exercise price for those options is US$0.35.

___________________________

Use of Proceeds

The initial public offering of our common stock was effected through a Registration Statement on Form S-1 (Reg. No. 333-160431) which was declared effective by the SEC on September 29, 2009, as well as a final prospectus filed with Canadian Securities Regulatory Authorities. Pursuant to the Registration Statement, we registered a maximum aggregate dollar amount of Cdn$5,000,000 of our common stock. We sold 5,750,000 shares of our common stock for Cdn$0.30 per share for gross proceeds to the Company of Cdn$1,725,000 (which includes the exercise of the over-allotment option). In November 2009, the offering terminated and the remaining registered shares were subsequently deregistered and are no longer available for sale.

We paid the underwriter a commission of Cdn$288,000 in connection with the offering. We also incurred additional offering expenses of approximately Cdn$370,100. After deducting the underwriter’s commission and other offering expenses, we received net proceeds of approximately Cdn$1,066,900. The underwriter of our initial public offering was Canaccord Capital Corporation. No payments of underwriter’s commission or expenses or other offering expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

Through December 31, 2009, we used the net proceeds from our initial public offering as described in the following table:

Cdn$
Working capital	$599,568
Corporate overhead	26,633
Compensation and reimbursement expenses to directors and officers(1)	10,590
Consulting expenses (permitting and geological)	229,363
Professional services	63,787
Property maintenance	136,959
Net proceeds from initial public offering	$1,066,900

(1) No other net proceeds of the offering were paid directly or indirectly to (i) any of our directors, officers or their associates; (ii) any person(s) owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.
_______________

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

The following discussion updates our plan of operation as of March 29, 2010 for the remainder of the year. It also analyzes our financial condition at December 31, 2009 and compares it to our financial condition at December 31, 2008. The discussion also summarizes the results of our operations for the years ended December 31, 2009 and 2008, and compares each year’s results to the results of the prior year. The discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our audited financial statements and the notes thereto appearing in this report.

Overview

We are an exploration stage company engaged in the exploration for beryllium. All of our properties are at an early stage of exploration and it has not been determined whether any of the properties contain economic amounts of mineralization. Our future performance is dependent on the results of our future exploration efforts, and if warranted, development of our properties and the state of the financial markets, as we will need to raise additional capital to further our business plan.

On October 1, 2007, we purchased the Acquired Property from GWE in exchange for the issuance of 10 million shares of our common stock and the grant of a 20% net profit royalty interest in the Acquired Property to GWE and certain other parties. In May 2009, the net profit royalty interest in the Acquired Property was reduced to 10% in the aggregate in consideration for our agreement to pursue our initial public offering. The total number of shares issued to GWE as consideration for the Acquired Property represented approximately 72% of our common stock after giving effect to the acquisition. As a result, for financial statement reporting purposes, the acquisition of the Acquired Property and related business operations have been reflected as a reverse acquisition in accordance with applicable accounting principles and the financial statements presented for comparative purposes represent the operations of GWE that were acquired by us. The Acquired Property has been carried forward at its historical carrying value before the combination.

Plan of Operation

Our plan of operation is to embark on a two-year exploration program aimed at evaluating the grade and tonnage of beryllium in the New Mexico Beryllium Project. In late 2007, we commissioned a technical report from an independent mining consulting firm to obtain an independent evaluation of the New Mexico Beryllium Project. The report, dated June 5, 2009, was prepared by Fred Brown, CPG, Pr. Sci. Nat. and Tracy Armstrong, P. Geo, of P&E Mining Consultants, Inc. It was prepared pursuant to the standards of National Instrument 43-101-Standards of Disclosure for Mineral Projects of the Canadian Securities Administrators, which we refer to as NI 43-101. We refer to this technical report as the Technical Report.

We have not received a permit to commence exploration activities on the Warm Springs area of the New Mexico Beryllium Project, nor have we received the exploration permits for the outlying hydrothermal areas, and we may never obtain such permits. We must obtain a permit to conduct exploration activities on the Warm Springs area of our property and outlying hydrothermal areas recommended by the Technical Report. Our primary focus since acquiring the New Mexico Beryllium Property has been to obtain the necessary permits to commence exploration, and the proceeds of our seed financing and a portion of the proceeds of our initial public offering have been utilized in part for that purpose.

To March 29, 2010, we have used the funds from our initial public offering completed in October 2009 for the purpose of funding our permitting efforts in an effort to execute the phased exploration program recommended by the Technical Report. The initial phase of the program will consist of reverse circulation drilling surrounding the bertrandite outcropping, together with detailed geological mapping and trenching to delineate the boundaries of the surface mineralization. We have estimated the costs of this phase of the program to be $205,000. Assuming that the first phase confirms that a second phase of follow-up diamond core drilling is warranted, our two-year program contemplates the drilling of a total of 50 holes at an average depth of 800 feet for a total of 40,000 feet at Warm Springs at an estimated cost of $1,120,000 and 23,000 feet of drilling in outlying hydrothermal areas at an estimated cost of $1,142,800. We will require additional capital, which we contemplate will come from additional sales of our common stock, as well as additional permits, to commence the second phase of this program. If the Company is unable to obtain the necessary permits for the Warm Springs area and the outlying hydrothermal areas, the Company would consider its options at that time and, in particular, whether to appeal a negative decision on the permits or whether to invest the remaining proceeds from the initial public offering in the purchase of one or more additional properties. We have no agreement to acquire any other properties at present, nor have we identified any potential properties.

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

Liquidity and Capital Resources

As of December 31, 2009, we had a deficit in working capital of $371,064, consisting of current assets of $570,727 and current liabilities of $941,791. Our deficit at December 31, 2009 represents a decrease in working capital of $532,184 from December 31, 2008, and represents cash spent on our business during the last 12 months, including consulting, professional and permitting fees. We have continued to deplete our working capital subsequent to year-end.

Substantially all of our current assets at December 31, 2009 consisted of cash, representing the remaining proceeds from our initial public offering completed on October 26, 2009 and the exercise of the overallotment option completed on November 13, 2009. Our current liabilities at December 31, 2009 consisted of accounts payable, accrued liabilities and non-cash stock option and warrant liability. The stock option and warrant liability arises from the fact that the stock options and warrants issued by us to certain parties are denominated in a currency (Canadian dollars) other than our functional currency (U.S. dollars) and are recorded as a liability pursuant to ASC 718 and 815. If the stock option and warrant liability at December 31, 2009 of $596,500 is excluded from the calculation of our working capital, our working capital at that date would be $225,436.

Even with the proceeds of this offering, our longer term ability to carry out our business plan is dependent on our ability to achieve profitable operations or to obtain additional financing. Due to the fact that we are an exploration stage company, have no established source of revenue and are dependent on receipt of additional financing, our independent accountants have raised substantial doubt about our ability to continue as a going concern. See Item 1A.”RISK FACTORS” and Item 8. “Financial Statements.”

We have financed all of our operations since inception through the sale of equity, to this point entirely of common stock. In October 2009, we completed our initial public offering of 5 million common shares for gross proceeds of Cdn$1,500,000 (US $1,412,962). The shares were sold at a price of Cdn $0.30 (US $0.28) each. Related issue costs, including the corporate finance fee, totaled $602,958. In connection with the offering, we granted 500,000 compensation warrants to the underwriter, exercisable at Cdn$0.30 for a period of two years, and paid a cash commission equal to 8% of the gross proceeds and a corporate finance fee of Cdn$150,000.

On November 13, 2009, we issued an additional 750,000 common shares from the exercise of the over-allotment option associated with the initial public offering. The common shares were issued at a price of Cdn$0.30 ($0.29 US) for gross proceeds of Cdn$225,000 ($214,123 US). Related issue costs comprised of underwriter’s commission totaled $17,130. In addition, the Company granted 75,000 compensation warrants to the underwriter, exercisable at Cdn$0.30 for a period of two years.

Since we have expended a significant portion of the proceeds of our initial public offering in payment of issuance costs and continuing efforts to obtain permits to undertake exploration at our properties, it will be necessary for us to raise additional financing in the near future. Depending on whether and when one or more of the permits are issued, we may require additional capital in 2010. If and when the permits are issued, we will also require significant cash for bonding of our reclamation obligations in connection with proposed drilling activity. While we have no existing arrangements to obtain such financing, we anticipate it will likely take the form of additional equity financing. There is no assurance we will be successful in obtaining this financing. In the event we are not successful in obtaining such financing, we may be forced to curtail operations and liquidate some or all of our assets.

During the year ended December 31, 2009, our cash increased by $47,752 as a result of our operating and financing activities. Operating expenses totaled $1,478,711, which were reduced by non-cash expenses such as stock-based compensation, unrealized foreign exchange loss, amortization of equipment, and changes in current assets and liabilities, resulting in $959,245 of net cash used in operating activities. Cash provided by financing activities totaled $1,006,997 and represented the gross proceeds, net of costs, from the initial public offering and the exercise of the over-allotment option. The $1,478,711 of operating expenses represented our net loss for the year.

As of December 31, 2008, we had working capital of $161,120, consisting of current assets of $527,697 and current liabilities of $366,577. Our current assets consisted primarily of cash and current liabilities included accounts payable, accrued liabilities and non-cash stock option liability.

During the year ended December 31, 2008, our cash decreased by $1,921,150 as a result of our operating and investment activities. Operating expenses totaled $2,192,125, which was reduced by non-cash expenses such as stock-based compensation, accretion of asset retirement obligations, amortization of equipment, write off of deferral costs, and changes in assets and liabilities, resulting in $1,810,750 of net cash used in operating activities. Cash used in investing activities totaled $110,400 resulting solely from the purchase of mineral rights. The $2,192,125 of operating expenses represented our net loss for the year.

Off Balance Sheet Arrangements

As of December 31, 2009, we had no off-balance sheet arrangements or obligations that are likely to have a material effect on our financial condition, results of operation or business.

Tabular Disclosure of Contractual Obligations

The following table summarizes our obligations and commitments as of December 31, 2009 to make future payments under certain contracts, aggregated by category of obligation, for the specified time periods:

	Payments due by period
			Less than			More than
Contractual Obligations	Total		1 year	1-3 years	4-5 years	5 years

Purchase Obligations	$72,000	(1)	$36,000	$36,000	$—	$—
Asset Retirement
Obligations	12,506	(2)	—	—	—	—
Total	$84,506		$36,000	$36,000	$—	$—

(1) Represents amounts due to David Tognoni, our President and Chief Executive Officer, under his employment agreement with our Company, as amended. Effective September 1, 2009, Mr. Tognoni agreed to reduce his base salary to $36,000 per year and to forego the additional $90,000 previously payable under his employment agreement which was intended to cover the cost of office expense and associated overhead costs in an effort to help the Company reduce its expenses.

(2) We are unable to predict when these obligations will mature, since they depend on our exploration efforts in the future.
____________________

Results of Operations

Year ended December 31, 2009 and 2008. For the year ended December 31, 2009, we realized a net loss of $1,478,711 (December 31, 2008: $2,192,125) or $0.05 per share (December 31, 2008: $0.08 per share), on no revenue. Since we are an exploration company, we do not expect to receive revenue from operations until such time, if ever, we identify sufficient mineralized material to justify placing our property into production. During 2009, decreases in management and consulting fees, drilling costs, office and general expenses, foreign exchange loss, fees, licenses and permits, travel and financing costs were partially offset by increases in geological consulting fees, professional fees, transfer agent and filing fees. Each of these items is analyzed in more detail immediately below:

  Management and consulting fees decreased $38,914 from 2008 to 2009, primarily due to the reduction of the Chief Executive Officer’s base salary during the latter part of the year;

  Drilling expenses for the year ended December 31, 2009, were $nil (year ended December 31, 2008 - $33,810). The decrease of $33,810 can be attributed to reclamation work required on the Sullivan Lease during the year ended December 31, 2008 that was not required for the year ended December 31, 2009;

  Office and general expenses decreased $52,550, primarily as a result of a reduction in compensation accepted by our chief executive officer in an effort to conserve working capital;

  Geological consulting fees for the year ended December 31, 2009 were $411,731 (year ended December 31, 2008 - $269,204). The increase of $142,527 can be attributed to conducting necessary work on the property during the year ended December 31, 2009 compared to the year ended December 31, 2008;

  Professional fees for the year ended December 31, 2009, were $345,177 (year ended December 31, 2008 - $222,336). The increase of $122,841 can be attributed to accounting, legal and audit fees incurred during the year ended December 31, 2009;

  Our foreign exchange loss decreased $152,626 as a result of a weakening of the US dollar against the Canadian dollar;

  Fees, licenses and permits fees for the year ended December 31, 2009, were $119,194 (year ended December 31, 2008 - $248,995). The decrease of $129,801 can be attributed to the timing of permit and license fees due during the year ended December 31, 2009 compared to the year ended December 31, 2008;

  Transfer agent and filing fees for the year ended December 31, 2009, was $56,193 (year ended December 31, 2008 - $nil). The increase of $56,193 can be attributed to the completion of the initial public offering during the year ended December 31, 2009;

  An increase of $7,031 in share based payments during the year ended December 31, 2009, compared to the same period in 2008, was mainly due to the vesting terms of the 400,000 stock options granted in November 2009 and the valuation of the stock option liability. The Company expenses the options over the vesting term which can create variances from one period to another. Users of the Company’s financial statements should be cautious of share based payments since it can impact operating results significantly;

  Travel expenses decreased $61,833 from 2008 to 2009, as we endeavoured to conserve valuable working capital; and

  Financing costs of $571,335 incurred during 2008 as a result of our terminated public offering were not repeated in 2009, as we completed our initial public offering in that year.

We expect to incur losses until such time, if ever, we identify commercial amounts of mineralized material and successfully extract such material for sale to third parties.

Please see “Plan of Operation” above for a description of costs and expenses that we expect to incur during 2010.

Critical Accounting Policies

The following are the accounting policies that we believe are most critical in the preparation of our financial statements:

Mineral Rights and Exploration Costs

Mineral rights include the cost of obtaining unpatented and patented mining claims and the cost of acquisition of properties. Significant payments related to the acquisition of land and mineral rights are capitalized as tangible assets. If a mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method based on proven and probable reserves. If no mineable ore body is discovered or such rights are otherwise determined to have no value, such costs are expensed in the period in which it is determined the property has no future economic value.

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares.

We expense all costs related to the maintenance and development of mineral interests prior to the establishment of proven and probable reserves. As at December 31, 2009 and 2008, we had not established any proven or probable reserves.

Share–Based Payments

We issue stock options to employees and consultants in connection with various business activities. These are accounted for in accordance with the provisions of ASC 718 “Compensation – Stock Compensation” and ASC 505 “Equity” as well as other authoritative accounting pronouncements. We are required to make estimates of the fair value of the related instruments based on the Black-Scholes option pricing model and recognize expenses over the period benefited, usually the vesting period.

Stock options which are indexed to a factor which is not a market, performance or service condition, in addition to our share price, are classified as liabilities and remeasured at each reporting date based on the Black-Scholes option pricing model with a charge to operations, until the date of settlement.

Asset Retirement Obligations

The fair values of asset retirement obligations are recorded as liabilities on a discounted basis when incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset unless the asset has been previously charged to operations, in which case the amount is expensed. Over time, the liabilities will be accreted for the change in their present value and the initial capitalized costs will be depleted and amortized over the useful lives of the related assets.

Impairment of Long-Lived Assets

In accordance with ASC 360 “Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We evaluate at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, we use the future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of their carrying amount or their fair value of asset less the cost to sell.

Income Taxes

We use the asset and liability method of tax allocation to account for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are measured using enacted tax rates in effect for the year in which these temporary differences are expected to be recovered or settled. The effect of changes in income tax rates on deferred income tax assets and liabilities is recognized in operations in the period that the changes are enacted. When the future realization of deferred tax assets does not meet the test of being more likely than not to occur, a valuation allowance in the amount of the potential future benefit is taken.

Issue Costs

Direct costs associated with the issuance of our common stock, including professional fees and selling expenses relating to broker-dealer relationships, are reflected as a reduction of shareholders’ equity.

Foreign Currency Translation

Our functional currency is the U.S. dollar. Certain of our monetary assets and liabilities denominated in Canadian dollars are remeasured into U.S. dollars at exchange rates in effect at the balance sheet date. As at December 31, 2009 and 2008, substantially all of our monetary assets and liabilities denominated in Canadian dollars were comprised of cash and the stock option and warrant liability. Non-monetary assets and liabilities are remeasured at historical exchange rates, unless such items are carried at market, in which case they are translated at the exchange rates in effect on the balance sheet date. As at December 31, 2009 and 2008, we did not have any non-monetary assets and liabilities denominated in Canadian dollars. Revenues and expenses are remeasured at rates approximating the exchange rates in effect at the time of the transaction. During the years ended December 31, 2009 and 2008, substantially all expenses were transacted in U.S. dollars.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation of share-based payments, mineral rights, asset retirement obligations, stock option liability and deferred tax assets and liabilities. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in operations in the period in which they become known.

Fair Value Option for Financial Assets and Financial Liabilities

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009 and 2008. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash, other receivables, stock option and warrant liability and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Accounting Principles Recently Adopted

In June 2009, the FASB issued ASC Topic 105, “Accounting Standards Codification” (“ASC 105”), which establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. ASC 105 was adopted by us in the third quarter of 2009 and did not have any material effect on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” which was primarily codified as ASC Topic 815 “Derivatives and Hedging” (“ASC 815”). ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk related contingent features in derivative agreements. ASC 815 was adopted by us as of January 1, 2009 and did not have an impact on our financial statements. However, we are required to expand our disclosures relating to the use of and purpose for its derivative instruments, which are discussed below.

Our risk management objectives are to ensure that business and financial exposures to risk that have been identified and measured are minimized using the most effective and efficient methods to reduce, transfer and, when possible, eliminate such exposures. Operating decisions contemplate associated risks and management strives to structure proposed transactions to avoid or reduce risk whenever possible.

In April 2008, the FASB issued Emerging Issues Task Force (“EITF”) 07–05, “Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” which was primarily codified as ASC 815. ASC 815 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock. ASC 815 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of ASC 815 as of January 1, 2009 had a material impact on our financial statements. This adoption required us to treat the compensation warrants issued in connection with our initial public offering as a liability upon their issuance. ASC 815 indicates that warrants with exercise prices denominated in a different currency than an entity’s functional currency should not be classified as equity. As a result, these compensation warrants have been treated as derivatives and recorded as liabilities carried at their fair value, with period to period changes in the fair value recorded as a gain or loss in the statement of operations. We adopted the recommendations of ASC 815 on January 1, 2009 and treated the compensation warrants as a liability upon their issuance.

In April 2009, the FASB issued ASC Topic 825, “Financial Instruments” (“ASC 825”). ASC 825 requires interim disclosure regarding the fair values of financial instruments. Additionally, ASC 825 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes to the methods and significant assumptions from prior periods. ASC 825 does not change the accounting treatment for these financial instruments and was adopted by us in the second quarter of 2009. The adoption of ASC 825 did not have any material effect on our financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009–05, “Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value”, which clarifies that the quoted price for an identical liability, when traded as an asset in an active market, is also a Level 1 measurement for that liability when no adjustment to the quoted price is required. In the absence of a Level 1 measurement, an entity must use one or more of the following valuation techniques to estimate fair value (in a manner consistent with the principles in FASB Accounting Standards Codification (ASC) Topic 820), which can be classified into two categories: 1) a valuation technique that uses a quoted price; and 2) another valuation technique based on the amount an entity would pay to transfer the identical liability or based on the amount an entity would receive to enter into an identical liability. The adoption of this statement was adopted by us in the third quarter of 2009 and did not have any material effect on our financial statements.

In September 2009, the FASB issued ASU No. 2009-08, “Earnings Per Share Amendments” to Section 260-10-S99. This Codification Update represents technical corrections to Topic 260-10-S99, “Earnings per Share”, based on EITF Topic D-53, “Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock” and EITF Topic D-42, “The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock”. The adoption of this statement was adopted by us in the third quarter of 2009 and did not have any material effect on our financial statements.

Future Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-05, “Compensation - Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation,” which reflects the Securities and Exchange Commission’s views on overcoming the presumption that escrowed share arrangement represent compensation for certain shareholders. ASU 2010-05 did not contain an effective date. We do not expect the impact of adopting ASU 2010-05 on our financial position, results of operations and cash flows will be material.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which adds new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. ASU 2010-06 is effective for the first reporting period (including interim periods) beginning after December 15, 2010. We do not expect the impact of adopting ASU 2010-06 on our financial position, results of operations and cash flows will be material.

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

These statements may be made expressly in this document or may be incorporated by reference to other documents that we will file with the SEC and on SEDAR. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions used in this report or incorporated by reference in this report.

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

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, in addition to the risk factors identified elsewhere in this report, the following:

  The success of our exploration program;

  Unexpected changes in business and economic conditions;

  Commodity price fluctuations;

  Technological changes in the mining industry;

  Any change in interest rates, currency exchange rates or inflation;

  The willingness and ability of third parties to honour their contractual commitments;

  Our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition in the mining industry for risk capital;

  Our costs of exploration and production, if any;

  Environmental and other regulations, as the same presently exist and may hereafter be amended;

  Local and community impacts and issues; and

  Volatility of our stock price.

We undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements at our discretion. Investors should take note of any future statements made by or on our behalf.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
BE Resources Inc.
(An Exploration Stage Entity)

We have audited the accompanying balance sheets of BE Resources Inc. (an exploration stage entity) as of December 31, 2009 and 2008 and the related statements of operations, shareholders’ (deficiency) equity and cash flows for the years ended December 31, 2009 and 2008, and the cumulative period from inception (February 3, 2004) through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BE Resources Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the years ended December 31, 2009 and 2008 and the cumulative period from inception (February 3, 2004) through December 31, 2009, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the exploration stage, has no established sources of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

McGOVERN, HURLEY, CUNNINGHAM, LLP

/s/ McGovern, Hurley, Cunningham, LLP

Chartered Accountants
Licensed Public Accountants

TORONTO, Canada
March 23, 2010

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Balance Sheets - Presented in US Dollars

	December 31,	December 31,
	2009	2008

Assets
Current assets
Cash	$570,727	$522,975
Prepaid expenses, deposits and other receivables	-	4,722

Total current assets	570,727	527,697
Mineral rights (note 3)	110,400	110,400
Reclamation bonds (note 4)	25,946	25,946
Equipment (note 5)	95	1,202

Total assets	$707,168	$665,245

Liabilities
Current liabilities
Accounts payable (note 8)	$255,826	$28,371
Accrued liabilities (note 8)	89,465	121,506
Stock option and warrant liability (notes 7(b) and (c))	596,500	216,700

Total current liabilities	941,791	366,577
Asset retirement obligation (note 4)	12,506	12,506
Commitments and contingencies (note 6)

Total liabilities	954,297	379,083

Shareholders’ (deficiency) equity
Capital stock (note 7(a))	5,636,536	4,740,940
Additional paid-in capital (note 7(b))	232,117	182,293
Deficit accumulated during the exploration stage	(6,115,782)	(4,637,071)

Total shareholders’ (deficiency) equity	(247,129)	286,162

Total liabilities and shareholders’ (deficiency) equity	$707,168	$665,245

Approved on behalf of the Board:

/s/ David Tognoni, Director	/s/ Edward Godin, Director

The accompanying notes are an integral part of these financial statements.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Statements of Operations - Presented in US Dollars

			Cumulative
			from inception
			(February 3,
			2004) to
			December 31,
Years ended December 31,	2009	2008	2009

Operating expenses
Management and consulting fees (note 8)	$122,552	$161,466	$896,868
Drilling	-	33,810	821,371
Geological consulting fees	411,731	269,204	889,772
Office and general	81,951	134,501	452,794
Professional fees	345,177	222,336	768,951
Foreign exchange loss	26,564	179,190	304,156
Share-based payments (note 7(b))	281,424	274,393	715,717
Fees, licenses and permits	119,194	248,995	454,858
Transfer agent and filing fees	56,193	-	56,193
Lease expense	12,000	12,000	72,566
Interest and accretion expense	-	1,137	5,475
Gain on disposition of equipment	-	-	(602)
Travel	20,818	82,651	103,469
Amortization of equipment	1,107	1,107	9,292
Financing costs	-	571,335	571,335

Total expenses	1,478,711	2,192,125	6,122,215
Less: other income
Dividend income	-	-	(6,433)

Net loss for the period	$(1,478,711)	$(2,192,125)	$(6,115,782)

Net loss per share
Basic and diluted	$(0.05)	$(0.08)

Weighted average number of shares outstanding
Basic and diluted	28,213,493	27,195,000

The accompanying notes are an integral part of these financial statements.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Statements of Shareholders’ (Deficiency) Equity - Presented in US Dollars

				Deficit
				Accumulated
	Additional	Capital Stock		During the
	Paid-in	Number of		Exploration
	Capital	Shares	Amount	Stage	Total

February 3, 2004, issued to the manager of GWE for interest in mining lease valued at $0.002 per share	$-	6,734,160	$11,000	$-	$11,000
Fiscal 2004, issued for cash at $0.53 per share	-	1,870,600	1,000,000	-	1,000,000
Issue costs	-	-	(10,545)	-	(10,545)
Loss for the period	-	-	-	(417,520)	(417,520)

Balance, December 31, 2004	-	8,604,760	1,000,455	(417,520)	582,935
Fiscal 2005, issued for cash at $0.36 per share	-	140,295	50,000	-	50,000
Fiscal 2005, issued for cash at $0.80 per share	-	374,120	300,000	-	300,000
Fiscal 2005, issued for cash at $0.82 per share	-	140,295	115,000	-	115,000
Fiscal 2005, issued for cash at $1.07 per share	-	93,530	100,000	-	100,000
Issue costs	-	-	(19,278)	-	(19,278)
Loss for the period	-	-	-	(1,017,725)	(1,017,725)

Balance, December 31, 2005	-	9,353,000	1,546,177	(1,435,245)	110,932
May 7, 2006, issued for cash at $2.13 per share	-	47,000	100,000	-	100,000
December 2006, subscriptions receivable	-	-	(37,500)	-	(37,500)
Issue costs	-	-	(26,986)	-	(26,986)
Contribution of capital from GWE to fund exploration operations	-	-	240,000	-	240,000
Loss for the period	-	-	-	(251,061)	(251,061)

Balance, December 31, 2006	$-	9,400,000	$1,821,691	$(1,686,306)	$135,385

The accompanying notes are an integral part of these financial statements.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Statements of Shareholders’ (Deficiency) Equity - Presented in US Dollars
(Continued)

				Deficit
				Accumulated
	Additional	Capital Stock		During the
	Paid-in	Number of		Exploration
	Capital	Shares	Amount	Stage	Total

Balance, December 31, 2006	$-	9,400,000	$1,821,691	$(1,686,306)	$135,385
Receipt of subscriptions receivable	-	-	37,500	-	37,500
Reverse merger adjustment	-	3,000,000	(30,123)	-	(30,123)
October 1, 2007, issued to buy out minority interest in mineral rights, valued at historical cost	-	600,000	-	-	-
Contribution of capital from GWE to fund exploration operations	-	-	46,362	-	46,362
October and November 2007, issued for cash at $0.21 (CDN $0.20) per share	-	13,895,000	2,923,434	-	2,923,434
December 7, 2007, issued for service valued at $0.21 (CDN $0.20) per share based on the sales price of the October and November 2007 private placement	-	300,000	60,102	-	60,102
Issue costs	-	-	(118,026)	-	(118,026)
Stock-based compensation, grant of 1,360,000 stock options valued at $0.15 per stock option based on the Black-Scholes option pricing model, amortized over the vesting period	59,700	-	-	-	59,700
Loss for the period	-	-	-	(758,640)	(758,640)

Balance, December 31, 2007	59,700	27,195,000	4,740,940	(2,444,946)	2,355,694
Stock-based compensation, grant of 1,360,000 stock options valued at $0.15 per stock option based on the Black-Scholes option pricing model, amortized over the vesting period	122,593	-	-	-	122,593
Loss for the period	-	-	-	(2,192,125)	(2,192,125)

Balance, December 31, 2008	$182,293	27,195,000	$4,740,940	$(4,637,071)	$286,162

The accompanying notes are an integral part of these financial statements.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Statements of Shareholders’ (Deficiency) Equity - Presented in US Dollars
(Continued)

				Deficit
				Accumulated
	Additional	Capital Stock		During the
	Paid-in	Number of		Exploration
	Capital	Shares	Amount	Stage	Total

Balance, December 31, 2008	$182,293	27,195,000	$4,740,940	$(4,637,071)	$286,162
Common shares issued for cash (IPO) at $0.28 (CDN $0.30) per share (note 7(a)(i))	-	5,000,000	1,412,962	-	1,412,962
Additional shares issued for cash (over-allotment) at $0.29 (CDN $0.30) per share (note 7(a)(ii))	-	750,000	214,123	-	214,123
Issue costs (notes 7(a)(i) and (ii))	-	-	(620,089)	-	(620,089)
Issue of compensation warrants valued at $0.19 per warrant (note 7(c))	-		(111,400)	-	(111,400)
Stock-based compensation (note 7(b)), grant of 1,360,000 stock options valued at $0.15 per stock option	14,324	-	-	-	14,324
Stock-based compensation (note 7(b)), grant of 400,000 stock options valued at $0.24 per stock option	35,500	-	-	-	35,500
Loss for the period	-	-	-	(1,478,711)	(1,478,711)

Balance, December 31, 2009	$232,117	32,945,000	$5,636,536	$(6,115,782)	$(247,129)

The accompanying notes are an integral part of these financial statements.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Statements of Cash Flows - Presented in US Dollars

			Cumulative
			from inception
			(February 3,
			2004) to
			December 31,
Year ended December 31,	2009	2008	2009

Cash flow from operating activities
Net loss for the period	$(1,478,711)	$(2,192,125)	$(6,115,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	281,424	274,393	715,717
Unrealized foreign exchange loss (gain)	36,799	(35,300)	1,499
Common shares issued for services	-	-	60,102
Common shares issued for interest in exploration property	-	-	11,000
(Gain) on disposition of equipment	-	-	(602)
Accretion of asset retirement obligation	-	1,137	3,111
Amortization of equipment	1,107	1,107	9,292
Write off of prior year’s deferred costs	-	115,684	115,684
Increase in asset retirement obligation	-	-	9,395
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses, deposits and other receivables	4,722	16,419	-
(Increase) in reclamation bonds	-	-	(25,946)
Increase in accounts payable and accrued liabilities	195,414	7,935	276,989

Net cash (used in) operating activities	(959,245)	(1,810,750)	(4,939,541)

The accompanying notes are an integral part of these financial statements.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Statement of Cash Flows - Presented in US Dollars
(continued)

			Cumulative
			from inception
			(February 3,
			2004) to
			December 31,
Year ended December 31,	2009	2008	2009

Cash flow from investing activities
Purchase of mineral rights	$-	$(110,400)	$(110,400)
Purchase of equipment	-	-	(14,535)
Proceeds from sale of equipment	-	-	5,750

Net cash (used in) investing activities	-	(110,400)	(119,185)

Cash flow from financing activities
Issue of common shares, net of costs	1,006,997	-	5,430,596
Deferred transaction costs	-	-	(87,505)
Cash provided by GWE to fund exploration operations	-	-	286,362

Net cash provided by financing activities	1,006,997	-	5,629,453

Increase (decrease) in cash	47,752	(1,921,150)	570,727
Cash, beginning of period	522,975	2,444,125	-

Cash, end of period	$570,727	$522,975	$570,727

SUPPLEMENTARY INFORMATION
Non-cash investing and financing activities
Common shares issued for interest in mining lease	$-	$-	$11,000
Compensation warrants issued for services (note 7(c))	$111,400	$-	$111,400
Common shares issued for services	$-	$-	$60,102
Change in accrued deferred transaction costs	$-	$(38,179)	$-
Net liabilities of BE Resources Inc. assumed in connection with the reverse merger transaction	$-	$-	$(30,123)

The accompanying notes are an integral part of these financial statements

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
December 31, 2009 and 2008

1.	Nature of Business, Basis of Presentation and Going Concern

BE Resources Inc. (the “Company”) was incorporated on August 8, 2007 under the laws of the State of Colorado, U.S.A. for the purpose of acquiring certain mineral interests and all operations of Great Western Exploration, LLC (“GWE”), further exploring and if warranted, developing those interests. This reverse merger transaction was accounted for as a recapitalization and the financial statements presented for comparative periods represent the New Mexico Beryllium operations of GWE that were acquired by the Company.

The Company is engaged in the business of the acquisition and development of mineral properties believed to be prospective for minerals such as beryllium and other elements in the State of New Mexico, United States. To date, the Company has not earned revenue and its operations have been limited to general administrative operations, obtaining initial capital and initial property staking and investigation, and is considered an Exploration Stage Company in accordance with FASB ASC 915 “Development Stage Entities”.

The business of exploring for minerals involves a high degree of risk and there can be no assurance that current exploration programs will result in profitable mining operations. The Company’s continued existence is dependent upon the preservation of its interest in the underlying properties, the discovery of economically recoverable reserves, the achievement of profitable operations, or the ability of the Company to raise alternative financing, if necessary, or alternatively upon the Company’s ability to dispose of its interests on an advantageous basis. Although the Company has taken steps to verify title to the properties on which it is conducting exploration and in which it has an interest, in accordance with industry standards for the current stage of exploration of such properties, these procedures do not guarantee the Company’s title. Exploration activities are also subject to various exploration permit applications which may or may not be approved. Property title may be subject to unregistered prior agreements and non-compliance with regulatory requirements.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has an accumulated deficit of $6,115,782 as at December 31, 2009 and a net loss of $1,478,711 and net cash flows used in operating activities of $959,245 for the year ended December 31, 2009. The continuation of the Company as a going concern is dependent upon the continued financial support of its shareholders, the ability of the Company to obtain necessary financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. The Company plans to obtain additional equity financing to fund operations and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies

These financial statements have been prepared in accordance with United States generally accepted accounting principles and their basis of application is consistent with that of the previous periods, except where disclosed below. Outlined below are those policies considered particularly significant:

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
December 31, 2009 and 2008

2.	Summary of Significant Accounting Policies (continued)

Equipment

Equipment is recorded at cost. Amortization is provided principally on the straight-line method over the estimated useful lives of the respective assets, estimated to be five years. When items of property and equipment are sold or retired, the related cost and accumulated amortization are removed from the accounts and any gain or loss is included in the results of operations.

Mineral Rights and Exploration Costs

Mineral rights include the cost of obtaining unpatented and patented mining claims and the cost of acquisition of properties. Significant payments related to the acquisition of land and mineral rights are capitalized as tangible assets. If a mineable ore body is discovered, such costs are amortized if production begins using the units-of-production method based on proven and probable reserves. If no mineable ore body is discovered or such rights are otherwise determined to have no value, such costs are expensed in the period in which it is determined the property has no future economic value.

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares.

The Company expenses all costs related to the maintenance and development of mineral interests prior to the establishment of proven and probable reserves. As at December 31, 2009 and 2008, the Company had not established any proven or probable reserves.

Share-Based Payments

The Company issues stock options to employees and consultants in connection with various business activities. These are accounted for in accordance with the provisions of ASC 718 “Compensation – Stock Compensation” and ASC 505 “Equity” as well as other authoritative accounting pronouncements. The Company is required to make estimates of the fair value of the related instruments based on the Black- Scholes option pricing model and recognize expenses over the period benefited, usually the vesting period.

Stock options which are indexed to a factor which is not a market, performance or service condition, in addition to the Company’s share price, are classified as liabilities and remeasured at each reporting date based on the Black-Scholes option pricing model with a charge to operations, until the date of settlement.

Asset Retirement Obligations

The fair values of asset retirement obligations are recorded as liabilities on a discounted basis when incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset unless the asset has been previously charged to operations, in which case the amount is expensed. Over time, the liabilities will be accreted for the change in their present value and the initial capitalized costs will be depleted and amortized over the useful lives of the related assets.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
December 31, 2009 and 2008

2.	Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

In accordance with ASC 360 “Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses the future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of their carrying amount or their fair value, less the cost to sell.

Income Taxes

The Company uses the asset and liability method of tax allocation to account for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are measured using enacted tax rates in effect for the year in which these temporary differences are expected to be recovered or settled. The effect of changes in income tax rates on deferred income tax assets and liabilities is recognized in operations in the period that the changes are enacted. When the future realization of deferred tax assets does not meet the test of being more likely than not to occur, a valuation allowance in the amount of the potential future benefit is taken. The Company believes that there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within 12 months of the reporting date.

Issue Costs

Direct costs associated with the issuance of the Company’s common stock, including professional fees and selling expenses relating to broker-dealer relationships, are reflected as a reduction of shareholders’ equity.

Loss Per Share

Basic loss per share is computed by dividing the loss for the period by the weighted average number of common shares outstanding during the period. The effect of potential issuances of common shares would be anti dilutive, and accordingly basic and diluted loss per share are the same. See Notes 7(b) and (c) for potentially dilutive securities as at December 31, 2009 and 2008.

Foreign Currency Translation

The functional currency of the Company is the U.S. dollar. Certain monetary assets and liabilities of the Company denominated in Canadian dollars are remeasured into U.S. dollars at exchange rates in effect at the balance sheet date. As at December 31, 2009 and 2008, substantially all of the Company’s Canadian dollar denominated monetary assets and liabilities were comprised of cash and stock option and warrant liability. Non-monetary assets and liabilities are remeasured at historical exchange rates, unless such items are carried at market, in which case they are translated at the exchange rates in effect on the balance sheet date. As at December 31, 2009 and 2008, the Company did not have any non-monetary assets and liabilities denominated in Canadian dollars. Revenues and expenses are remeasured at rates approximating the exchange rates in effect at the time of the transaction. During the years ended December 31, 2009 and 2008, substantially all expenses were transacted in U.S. dollars.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
December 31, 2009 and 2008

2.	Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation of share-based payments, mineral rights, asset retirement obligations, stock option liability and deferred tax assets and liabilities. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in operations in the period in which they become known.

Fair Value Option for Financial Assets and Financial Liabilities

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009 and 2008. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash, other receivables, stock option and warrant liability and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Accounting Principles Recently Adopted

In June 2009, the FASB issued ASC Topic 105, “Accounting Standards Codification” (“ASC 105”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. ASC 105 was adopted by the Company in the third quarter of 2009 and did not have any material effect on the financial statements of the Company.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” which was primarily codified as ASC Topic 815 “Derivatives and Hedging” (“ASC 815”). ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk related contingent features in derivative agreements. ASC 815 was adopted by the Company as of January 1, 2009 and did not have an impact on the Company’s financial statements. However, the Company was required to expand its disclosures relating to the use of and purpose for its derivative instruments, which are discussed below:

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

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
December 31, 2009 and 2008

2.	Summary of Significant Accounting Policies (continued)

In April 2008, the FASB issued Emerging Issues Task Force (“EITF”) 07-05, “Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” which was primarily codified as ASC 815. ASC 815 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock. ASC 815 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of ASC 815 as of January 1, 2009 had a material impact on the Company’s financial statements. Refer to Note 7(c) for details.

In April 2009, the FASB issued ASC Topic 825, “Financial Instruments” (“ASC 825”). ASC 825 requires interim disclosure regarding the fair values of financial instruments. Additionally, ASC 825 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes to the methods and significant assumptions from prior periods. ASC 825 does not change the accounting treatment for these financial instruments and was adopted by the Company in the second quarter of 2009. The adoption of ASC 825 did not have any material effect on the financial statements of the Company.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009–05, “Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value”, which clarifies that the quoted price for an identical liability, when traded as an asset in an active market, is also a Level 1 measurement for that liability when no adjustment to the quoted price is required. In the absence of a Level 1 measurement, an entity must use one or more of the following valuation techniques to estimate fair value (in a manner consistent with the principles in FASB Accounting Standards Codification (ASC) Topic 820), which can be classified into two categories: 1) a valuation technique that uses a quoted price; and 2) another valuation technique based on the amount an entity would pay to transfer the identical liability or based on the amount an entity would receive to enter into an identical liability. The statement was adopted by the Company in the third quarter of 2009 and did not have any material effect on the financial statements of the Company.

The ASC guidance for fair value measurements and disclosure establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical asset or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below.

Level 1
Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;

Level 2
Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3
Price or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The Company’s equity-linked financial instruments reflected as stock option and warrant liability on the balance sheet (see Notes 7(b) and (c)) represent financial liabilities measured at fair value by level within the fair value hierarchy. As required by the guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value of the stock option and warrant liability which is not traded in an active market, has been determined using the Black-Scholes model based on assumptions that are supported by observable market conditions.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
December 31, 2009 and 2008

2.	Summary of Significant Accounting Policies (continued)

In September 2009, the FASB issued ASU No. 2009–08, “Earnings Per Share Amendments” to Section 260-10-S99. This Codification Update represents technical corrections to Topic 260–10–S99, “Earnings per Share”, based on EITF Topic D–53, “Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock” and EITF Topic D–42, “The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock”. The adoption of this statement was adopted by the Company in the third quarter of 2009 and did not have any material effect on the financial statements of the Company.

Future Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-05, “Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation,” which reflects the Securities and Exchange Commission’s views on overcoming the presumption that escrowed share arrangement represent compensation for certain shareholders. ASU 2010-05 did not contain an effective date. The Company does not expect the impact of adopting ASU 2010-05 on its financial position, results of operations and cash flows to be material.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which adds new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. ASU 2010-06 is effective for the first reporting period (including interim periods) beginning after December 15, 2010. The Company does not expect the impact of adopting ASU 2010-06 on its financial position, results of operations and cash flows to be material.

3.	New Mexico Beryllium Project

On October 1, 2007, the Company acquired GWE’s interest in the New Mexico Beryllium Project (the “Project”), related technical data, assets and operations from GWE in exchange for the issuance of 10,000,000 common shares and a 20% net profit royalty interest in the Project. Of that payment, 9,400,000 common shares and approximately 16% of the net profit royalty interest were issued to GWE. The remaining 600,000 common shares were issued to the former holders of a minority interest in the Project and approximately 4% of the net profit royalty interest was issued to the same former holders of a minority interest in the Project and an unrelated individual at the direction of GWE. The net profit royalty interest provides for the payment of royalties based on net revenue from any production from the Project and the three mile area of interest from the outside boundary of each lease and claim comprising the Project. The 20% net profits royalty interest is calculated and payable on a quarterly basis. In May 2009, the Company entered into agreements to reduce the 20% net profit royalty to 10%. The Project is also subject to a gross profits royalty interest of 1% payable to an officer who is also a director of the Company.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
December 31, 2009 and 2008

3.	New Mexico Beryllium Project (continued)

The Project is comprised of one lease from private landowners (the “Sullivan Lease”), three State leases (the “State Leases”) and 133 unpatented mining claims (the “Claims”) located in Socorro County and Sierra County, New Mexico. In addition, the Company staked an additional 690 lode mining claims in Socorro County and Sierra County during the year ended December 31, 2008 for cash consideration of $110,400. These lode claims are located in the eastern part of the outlying hydrothermal area of the Project. As the Project is in the exploration stage and has not been proved up, the exploration costs related to the Project have not been carried on the balance sheet as an asset.

The Company has faced opposition from the New Mexico Department of Game and Fish, local residents and the Sierra club of Southern New Mexico with respect to its application for a permit to conduct exploration activities on the Warm Springs area of the New Mexico Beryllium Project. The Company is waiting for a final decision from the New Mexico Energy, Minerals and Natural Resource Department.

(a)	Sullivan Lease

On January 2, 2004, a member who is also a manager of GWE entered into a mining lease with unrelated parties (the “Lessors”) for a term of 20 years expiring January 2, 2024 and for so long thereafter as the lease is not terminated. On February 3, 2004, the mining lease was assigned to GWE in exchange for 50 Class A member units of GWE valued at $11,000. Scheduled minimum future lease payments of $12,000 are required every January 1 for the duration of the lease agreement. The mining lease is subject to a 4% gross production royalty from the sale or disposition of minerals, metals and materials, payable to the Lessors.

(b)	State Leases

During the period ended December 31, 2004, GWE entered into multiple mining leases with the State of New Mexico with a primary term of three years at an annual rent of $1.00 per acre. If minerals are not produced or mined in paying quantities during the primary term, then each lease may continue through a subsequent term of two years at $10.00 per acre, then five years at $3.00 per acre, and finally five years at $10.00 per acre. In this final term, there is also an advance royalty clause in addition to the annual rent. The Company is obligated to pay 2% of the gross returns, less transportation, smelting and reduction costs, such costs to a maximum of 50% of the gross returns. The Company has the option to cancel any of these leases with approval from the State of New Mexico.

(c)	South West Interest

Prior to the acquisition of the Project by the Company, GWE was the lessee of certain mining leases and the holder of certain mining claims in Socorro County and Sierra County, New Mexico. South West Exploration, LLC (“South West”) owned interests in Association Placer Mineral Location Notices and potentially other mineral locations and possible lease interests located primarily in the same counties. GWE had entered into an agreement to reserve for South West a 6% interest in any mineral deposits discovered and developed by GWE in exchange for transfer of these mining leases and mining claims to GWE. On July 3, 2007, the agreement with South West was amended to reduce the 6% interest to 4% (the “South West Interest”). A director of the Company is the manager, and together with his family members, hold or control approximately 26% of the outstanding membership interests of South West. An officer who is also a director of the Company holds a membership interest in South West of less than 1%.

On October 1, 2007, GWE entered into a conversion agreement with South West on behalf of the Company. In exchange for transfer of the South West Interest to the Company, South West agreed to accept directly from the Company an aggregate of 400,000 common shares of the Company and a 0.68% net profit interest in the Project. In May 2009, the Company entered into agreements, which resulted in a reduction in the net profit interest payable to South West from 0.68% to 0.34%.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
December 31, 2009 and 2008

3.	New Mexico Beryllium Project (continued)

(d)	Bethany Interest

On June 26, 2007, GWE entered into an agreement with Bethany Resources, LLC (“Bethany”), an Arizona limited liability company. Bethany owned interests in Association Placer Mineral Location Notices and potentially other mineral locations and possible lease interests located primarily in Socorro and Sierra Counties, New Mexico (the “Bethany Interest”). Pursuant to the agreement, GWE acquired a 100% interest in the Bethany Interest in exchange for granting Bethany a 2% interest in any mineral deposits discovered and developed by GWE (the “Bethany Interest”). A director of the Company is the manager, and together with his family members, hold or control 100% of the outstanding membership interests of Bethany.

On October 1, 2007, GWE entered into a conversion agreement with Bethany on behalf of the Company. In exchange for the transfer of the Bethany Interest to the Company, Bethany agreed to accept directly from the Company an aggregate of 200,000 common shares of the Company and a 0.34% net profit interest in the Project. In May 2009, the Company entered into agreements, which resulted in a reduction in the net profit interest payable to South West from 0.34% to 0.17%

4.	Reclamation Bonds and Asset Retirement Obligation

Under the laws of the State of New Mexico, the Company is required to maintain reclamation deposits, which cover the cost to reclaim the ground disturbed. As at December 31, 2009, the Company has two (December 31, 2008 - two) reclamation bonds. These bonds are held with the United States Department of the Interior, Bureau of Land Management (“BLM”) and the United States Department of Agriculture Forest Service (“USDA”) and are required before any surface disturbing activity can commence. The bonds will be released following satisfactory completion of reclamation of any disturbance resulting from operations at the site.

The bond in the amount of $14,577 was accepted on May 6, 2005 and expired May 6, 2007. BLM Bond #111911 in the amount of $11,369 was accepted on October 6, 2004 with an original expiration date of October 6, 2006. The Company is in the process of renewing these bonds.

Asset retirement obligations relate to the reclamation work required to be performed in connection with drilling activities performed on the property. Exploration expenditures relating to the property are expensed as incurred. Changes in asset retirement obligation during the years ended December 31, 2009 and 2008 are as follows:

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
December 31, 2009 and 2008

4.	Reclamation Bonds and Asset Retirement Obligation (continued)

	2009	2008
Balance, beginning of year	$12,506	$11,369
Accretion expense	-	1,137
Balance, end of year	$12,506	$12,506

5.	Equipment

At December 31, 2009 and 2008, equipment consisted of the following:
	2009	2008
Cost	$5,535	$5,535
Less: Accumulated amortization	(5,440)	(4,333)
	$95	$1,202

6.	Commitments and Contingencies

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

Employment Agreement

Pursuant to the employment agreement described in Note 8(a), in the event of certain circumstances, the Company would be obligated to pay the employee an amount equal to twelve times the employee’s current monthly base salary of $3,000.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
December 31, 2009 and 2008

6.	Commitments and Contingencies (continued)

Property Maintenance Costs

See Note 3.  The Company will be required to incur property maintenance costs.  These costs are currently estimated at $137,440 for each year and include the following items:

(i)	Annual fees of $140 per claim per year to maintain federal mining claims; and

(ii)	Annual lease payments for state leases and the minimum annual royalty of $12,000 for the Sullivan Lease.

7.	Capital Stock

(a)	Authorized

The authorized capital stock of the Company consists of the following:

250,000,000 shares of voting common stock, with no par value
10,000,000 shares of preferred stock, with no par value

Issued capital stock

(i)

On October 26, 2009, the Company closed an initial public offering of 5,000,000 common shares at a price of Cdn$0.30 (US $0.28) for gross proceeds of Cdn$1,500,000 (US $1,412,962). Related issue costs in cash, including the corporate finance fee, totaled $602,959.

The spouse of the Chief Financial Officer of the Company acquired 16,666 common shares pursuant to the initial public offering.

(ii)

On November 13, 2009, the Company issued an additional 750,000 common shares from the exercise of over-allotment option associated with the initial public offering described in Note 7(a)(i). The common shares were issued at a price of Cdn$0.30 ($0.29 US) for gross proceeds of Cdn$225,000 ($214,123 US). Related issue costs, comprised of underwriter’s commission, totaled $17,130.

(iii)

Pursuant to an escrow agreement dated September 30, 2009, the Company had 12,425,000 shares held in escrow of which 1,242,500 were released on October 29, 2009, the date of listing of the Company’s shares. As at December 31, 2009, the Company had 11,182,500 shares remaining in escrow which will be released in six month increments following October 29, 2009 with all shares expected to be released from escrow by October 29, 2012.

(b)	Stock options

The Company’s stock option plan (the “Plan”) provides for the grant of incentive and non-qualified stock options for up to 5,379,000 common shares to employees, consultants, officers and directors of the Company. All terms and conditions of the options are essentially the same for consultants as well as internal employees and directors. Options are granted for a term of up to five years from the date of grant. Stock options granted generally vest 25% on the date of grant and 25% every six months thereafter over a period of eighteen months.

A summary of changes in stock options during the years ended December 31, 2009 and 2008 are as follows:

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
December 31, 2009 and 2008

7.	Capital Stock (continued)

		Weighted average	Weighted average
	Number of	Exercise Price	Exercise Price
	Stock Options	US	CDN

Balance, December 31, 2007	3,560,000	$0.25	$0.25

Balance, December 31, 2008	3,560,000	$0.24	$0.25
Granted	400,000	$0.35	$0.37

Balance, December 31, 2009	3,960,000	$0.25	$0.26

As at December 31, 2009, the following stock options were outstanding:

	Options	Options	Exercise	Expiration
Date of Grant	Granted	Exercisable	Price	Date

December 7, 2007	3,560,000	3,560,000	CDN$0.25 (US $0.24)	December 7, 2012
November 12, 2009	400,000	100,000	US $0.35	November 12, 2014

The fair value of the stock options granted was estimated using the Black-Scholes option pricing model and is amortized over the vesting period of the underlying options. This model requires management to make estimates of the expected volatility of its common shares, the expected term of the option, the expected future forfeiture rate, and future interest rates. The risk free interest rate is based on the U.S. Treasury Bond rate. The Company has not paid dividends and does not expect to pay dividends in the foreseeable future. As historical volatility of the Company’s common shares is not available, expected volatility is based on the historical performance of the common shares of other corporations with similar operations. The expected term of the stock options was estimated to be the contractual term of the options.

The weighted average grant date fair value of options granted during the year ended December 31, 2009 was Cdn$0.25 ($0.24 U.S.) per share. The assumptions used to calculate the fair value are as follows: expected dividend yield of 0%; expected volatility of 111%; risk free interest rate of 2.28%; and expected term of 5 years.

The Company has determined that 2,200,000 stock options granted during the year ended December 31, 2007 were effectively indexed to the exchange rate between the Canadian dollar and the U.S. dollar, the functional currency of the Company, in addition to the price of its common stock. As a result, these stock options have been classified as liabilities and are remeasured at the end of each reporting period until settlement. As at December 31, 2009, the fair value of the liability of $487,700 (2008 - $216,700) was estimated based on the following assumptions: expected dividend yield of 0% (2008 - 0%); expected volatility of 133% (2008 - 100%); risk free interest rate of 1.7% (2008 - 1.3%); and expected life of 2.94 years (2008 - 3.94 years).

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
December 31, 2009 and 2008

7.	Capital Stock (continued)

The intrinsic value of stock options issued, outstanding and exercisable at December 31, 2009 and 2008 was $178,000. Intrinsic value for stock options is calculated based on the difference between the exercise prices of the underlying options and the quoted price of the Company’s common shares as of the reporting date.

(c)	Warrants

As at December 31, 2009, the following compensation warrants were outstanding:

Expiry Date	Number of	Exercise	Fair
	warrants	Price	Value

October 26, 2011	500,000	CDN$0.30 (US $0.29)	$ 94,600
November 13, 2011	75,000	CDN$0.30 (US $0.29)	14,200

In connection with the initial public offering and exercise of the over-allotment option described in Notes 7(b)(i) and (ii), the Company granted 575,000 compensation warrants to the underwriter, exercisable at Cdn$0.30 for a period of 2 years. The 575,000 compensation warrants are denominated in Canadian dollars while the Company’s functional and reporting currency is the U.S. dollar. As a result, the fair value of the compensation warrants fluctuates based on their current stock price, volatility, the risk free interest rate, time remaining until expiry and changes in the exchange rate between the U.S. and Canadian Dollar.

ASC 815 indicates that warrants with exercise prices denominated in a different currency than an entity’s functional currency should not be classified as equity. As a result, these compensation warrants have been treated as derivatives and recorded as liabilities carried at their fair value, with period to period changes in the fair value recorded as a gain or loss in the statement of operations. The Company adopted the recommendations of ASC 815 on January 1, 2009 and treated the compensation warrants as a liability upon their issuance.

As at December 31, 2009, the fair value of the warrant liability of $108,800 was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 140%; risk free interest rate of 1.7%; and expected term of 1.82 years (2008 – nil).

This model requires management to make estimates of the expected volatility of its common shares, the expected term of the option and future interest rates. The risk free interest rate is based on the U.S. Treasury Bond rate. The Company has not paid dividends and does not expect to pay dividends in the foreseeable future. As historical volatility of the Company’s common shares is not available, expected volatility is based on the historical performance of the common shares of other corporations with similar operations. The expected term of the warrants is the contractual term of the warrants.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
December 31, 2009 and 2008

8.	Related Party Transactions

(a)

Pursuant to an employment agreement dated December 1, 2007 which was subsequently amended on September 1, 2009, the Company paid an officer who is also a director of the Company, a salary of $92,000 (2008 - $120,000) and an expense allowance of $68,000 (2008 - $90,000) for the year ended December 31, 2009. Included in accounts payable and accrued liabilities as at December 31, 2009 was $9,395 (2008 - $5,434) owing to this individual for expense reimbursement. This amount is unsecured, non-interest bearing with no fixed terms of repayment.

(b)

During the year ended December 31, 2009, the Company incurred fees for accounting services rendered of $46,599 (2008 - $5,970) charged by a corporation controlled by an officer of the Company and consulting fees of $24,000 (2008 - $24,000) charged by this officer. Included in accounts payable and accrued liabilities as at December 31, 2009 is $11,396 (2008 - $6,450) owing to this corporation and $45,000 (2008 - $27,000) owing to this officer. These amounts are unsecured, non-interest bearing with no fixed terms of repayment.

The above transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

See also Note 3.

9.	Segment Information

The Company has one operating segment, which is the exploration and development of exploration properties in the United States. As at December 31, 2009, geographic segmentation of the Company’s assets is as follows: Canada - $551,297 (2008 - $480,134) and the United States - $155,871 (2008 - $185,111). Substantially all of the expenses are made in the United States.

10.	Financial Instruments

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Cash deposits with a major Canadian chartered bank are insured by the Canadian Deposit Insurance Corporation up to Cdn$100,000. Cash deposits with a major U.S. bank are insured by the Federal Deposit Insurance Corporation up to $250,000. As at December 31, 2009, the Company held Cdn$583,490

(2008 - Cdn$479,916) with the major Canadian chartered bank and $15,414 (2008 - $43,059) with the major U.S. bank.

Foreign Exchange Risk

Certain of the Company’s expenses were incurred in Canadian currency and are therefore subject to gains or losses due to fluctuations in this currency. As at December 31, 2009, the Company held cash of $569,616 (US$544,268) denominated in Canadian dollars (2008 - Cdn$584,593; US$479,951); had accounts payable and accrued liabilities of $94,807 (US$90,588) denominated in Canadian dollars (2008 – Cdn $Nil; US $Nil) and had a stock option and warrant liability of $624,300 (US $596,500) denominated in Canadian currency (2008 - Cdn$265,300; US$216,700).

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
December 31, 2009 and 2008

10.	Financial Instruments (continued)

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

11.	Deferred Taxes

a)	Provision for Income Taxes

Major items causing the Company’s income tax rate to differ from the U.S. federal statutory rate of approximately 34% (2008 – 34%) are as follows.

Year ended December 31,	2009	2008

Loss before income taxes	$(1,478,711)	$(2,192,125)

Expected income tax benefit based on statutory rate	$(503,000)	$(745,000)
Adjustments resulting from:
Warrant liability	(37,000)	-
Non-deductible expenses	-	1,000
Stock-based compensation	16,000	41,000
Change in valuation allowance	524,000	703,000

Income tax recovery reflected in the statement of operations	$-	$-

As at December 31, 2009, the Company had approximately $4,444,000 of net operating loss carry forwards in the U.S., which may be used to reduce taxable income in future years and which expire starting December 31, 2027. The Company also has exploration expenditures of approximately $424,000 which may be used to reduce taxable income in future years. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at December 31, 2009.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
December 31, 2009 and 2008

11.	Deferred Taxes (continued)

The Company may be subject to examination by the Internal Revenue Service and the New Mexico Taxation and Revenue Department for fiscal years 2007 through 2009.

The significant components of the deferred tax assets at December 31, 2009 and 2008 were as follows:

	2009	2008

Deferred income tax assets (liabilities)
Non-capital losses	1,511,000	1,111,000
Stock-based compensation and warrant liability	203,000	74,000
Exploration expenditures	107,000	112,000
Valuation allowance	(1,821,000)	(1,297,000)

	$-	$-

12.	Subsequent Events

The Company has evaluated subsequent events and provides disclosure as follows:

i)	On January 5, 2010, the Company granted 900,000 stock options to consultants. These stock options are exercisable at US$0.30 and expire on January 5, 2015.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our accountants during the last two fiscal years, and we have not had any disagreements with our existing accountants during that time.

ITEM 9A. CONTROLS AND PROCEDURES

     (a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2009, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective.

     (b) This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

     (c) There has been no change in our internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G of Form 10-K, the information contained in this Item 10 is incorporated by reference to our Definitive Proxy Statement for our 2010 Annual Meeting of Shareholders, expected to be filed with the SEC on or before April 30, 2010.

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

The information contained in this Item 11 is incorporated by reference to our Definitive Proxy Statement for our 2010 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in this Item 12 is incorporated by reference to our Definitive Proxy Statement for our 2010 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in this Item 13 is incorporated by reference to our Definitive Proxy Statement for our 2010 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained in this Item 14 is incorporated by reference to our Definitive Proxy Statement for our 2010 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following Exhibits are filed or incorporated by reference as part of this registration statement:

Item No.	Description
3.1

Articles of Incorporation of the Company as filed with the Colorado Secretary of State on August 8, 2007 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 3.1, File No. 333-160431).

3.1.1

Articles of Amendment to the Articles of Incorporation as filed with the Colorado Secretary of State on August 27, 2007 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 3.1.1, File No. 333-160431).

3.1.2

Articles of Amendment to the Articles of Incorporation as filed with the Colorado Secretary of State on July 3, 2008 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 3.1.2, File No. 333-160431).

3.2	Bylaws of the Company dated August 27, 2007 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 3.2, File No. 333-160431).
4	Specimen stock certificate (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 4, File No. 333-160431).
10.1

Agreement of Purchase and Sale between the Company and Great Western Exploration, LLC dated October 1, 2007 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.1, File No. 333-160431).

10.2

NPR Royalty Agreement between the Company and Great Western Exploration, LLC dated October 1, 2007 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.2, File No. 333-160431).

10.3

NPR Royalty Agreement between the Company and South West Exploration, LLC dated October 1, 2007 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.3, File No. 333-160431).

10.4

NPR Royalty Agreement between the Company and Bethany Resources, LLC dated October 1, 2007. (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.4, File No. 333-160431).

10.5

NPR Royalty Agreement between the Company and Stewart Jackson dated October 1, 2007 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.5, File No. 333-160431).

10.6

Gross Royalty Agreement between the Company and David Tognoni dated October 1, 2007 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.6, File No. 333-160431).

10.7

Employment Agreement between the Company and David Tognoni dated December 1, 2007. (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.7, File No. 333-160431).

10.8

Extension of Employment Agreement between the Company and David Tognoni effective January 1, 2009. (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.8, File No. 333-160431).

10.9

Form of Escrow Agreement between the Company, the Transfer Agent and Registrar and certain shareholders (incorporated by reference from our registration statement on Form S-1/A filed on August 12, 2009, Exhibit 10.9, File No. 333-160431).

10.10

Sullivan Lease between David Tognoni and Kenneth Alan Sullivan and Cherrill L. Sullivan dated January 2, 2004 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.10, File No. 333-160431).

10.11

Assignment of Sullivan Lease between David Q. Tognoni and Great Western Exploration, LLC dated February 3, 2004 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.11, File No. 333-160431).

10.12

Assignment of Sullivan Lease between the Company and Great Western Exploration, LLC dated October 1, 2007 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.12, File No. 333-160431).

10.13

Amendment of Sullivan Lease between the Company and Kenneth Alan Sullivan and Cherrill L. Sullivan dated April 9, 2008 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.13, File No. 333-160431).

10.14

State of New Mexico Lease Number HG 0059 between New Mexico State Land Office and Great Western Exploration, LLC dated January 3, 2005 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.14, File No. 333-160431).

10.15

Assignment of General Mining Lease New Mexico Lease Number HG 0059 between the Company and Great Western Exploration, LLC dated September 4, 2007 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.15, File No. 333-160431).

10.16	State of New Mexico Lease Number HG 0060 between New Mexico State Land Office and Great Western Exploration, LLC dated January 3, 2005
10.17

Assignment of General Mining Lease New Mexico Lease Number HG 0060 between the Company and Great Western Exploration, LLC dated September 4, 2007 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.17, File No. 333-160431).

10.18

State of New Mexico Lease Number HG 0061 between New Mexico State Land Office and Great Western Exploration, LLC dated January 3, 2005 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.18, File No. 333-160431).

10.19

Assignment of General Mining Lease New Mexico Lease Number HG 0061 between the Company and Great Western Exploration, LLC dated September 4, 2007 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.19, File No. 333-160431).

10.20	BE Resources Inc. Stock Option Plan (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.20, File No. 333-160431).
10.21	Form of Stock Option Agreement (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.21, File No. 333-160431).
10.22

First Amendment to NPR Agreement between the Company and South West Exploration, dated May 27, 2009 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.22, File No. 333-160431).

10.23

First Amendment to NPR Agreement between the Company and Bethany Resources, LLC, dated May 27, 2009 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.23, File No. 333-160431).

10.24

First Amendment to NPR Agreement between the Company and Great Western Exploration, LLC, dated May 27, 2009 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.24, File No. 333-160431).

10.25

First Amendment to NPR Agreement between the Company and Stewart Jackson, dated May 30, 2009 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.25, File No. 333-160431).

10.26

Amendment to David Tognoni Employment Agreement, effective September 1, 2009 (incorporated by reference from our registration statement on Form S-1 filed on September 21, 2009, Exhibit 10.26, File No. 333-160431).

*14	Code of Ethics
*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for David Q. Tognoni
*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carmelo Marrelli
*32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David Q. Tognoni and Carmelo Marrelli

___________

* Filed with this report

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BE RESOURCES INC.

/s/ David Q. Tognoni
Dated: March 30, 2010	David Q. Tognoni,
President and Chief Executive Officer

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ David Q. Tognoni	President, Chief Executive Officer, and Director	March 30, 2010
David Q. Tognoni

/s/ Carmelo Marrelli	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2010
Carmelo Marrelli

/s/ Edward Godin	Chairman of the Board of Directors	March 30, 2010
Edward Godin

/s/ Robert Lufkin	Director	March 23, 2010
Robert Lufkin

Exhibit Index

Item No.	Description
3.1

Articles of Incorporation of the Company as filed with the Colorado Secretary of State on August 8, 2007 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 3.1, File No. 333-160431).

3.1.1

Articles of Amendment to the Articles of Incorporation as filed with the Colorado Secretary of State on August 27, 2007 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 3.1.1, File No. 333-160431).

3.1.2

Articles of Amendment to the Articles of Incorporation as filed with the Colorado Secretary of State on July 3, 2008 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 3.1.2, File No. 333-160431).

3.2	Bylaws of the Company dated August 27, 2007 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 3.2, File No. 333-160431).
4	Specimen stock certificate (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 4, File No. 333-160431).
10.1

Agreement of Purchase and Sale between the Company and Great Western Exploration, LLC dated October 1, 2007 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.1, File No. 333-160431).

10.2

NPR Royalty Agreement between the Company and Great Western Exploration, LLC dated October 1, 2007 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.2, File No. 333-160431).

10.3

NPR Royalty Agreement between the Company and South West Exploration, LLC dated October 1, 2007 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.3, File No. 333-160431).

10.4

NPR Royalty Agreement between the Company and Bethany Resources, LLC dated October 1, 2007. (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.4, File No. 333-160431).

10.5

NPR Royalty Agreement between the Company and Stewart Jackson dated October 1, 2007 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.5, File No. 333-160431).

10.6

Gross Royalty Agreement between the Company and David Tognoni dated October 1, 2007 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.6, File No. 333-160431).

10.7

Employment Agreement between the Company and David Tognoni dated December 1, 2007. (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.7, File No. 333-160431).

10.8

Extension of Employment Agreement between the Company and David Tognoni effective January 1, 2009. (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.8, File No. 333-160431).

10.9

Form of Escrow Agreement between the Company, the Transfer Agent and Registrar and certain shareholders (incorporated by reference from our registration statement on Form S-1/A filed on August 12, 2009, Exhibit 10.9, File No. 333-160431).

10.10

Sullivan Lease between David Tognoni and Kenneth Alan Sullivan and Cherrill L. Sullivan dated January 2, 2004 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.10, File No. 333-160431).

10.11

Assignment of Sullivan Lease between David Q. Tognoni and Great Western Exploration, LLC dated February 3, 2004 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.11, File No. 333-160431).

10.12

Assignment of Sullivan Lease between the Company and Great Western Exploration, LLC dated October 1, 2007 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.12, File No. 333-160431).

10.13

Amendment of Sullivan Lease between the Company and Kenneth Alan Sullivan and Cherrill L. Sullivan dated April 9, 2008 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.13, File No. 333-160431).

10.14

State of New Mexico Lease Number HG 0059 between New Mexico State Land Office and Great Western Exploration, LLC dated January 3, 2005 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.14, File No. 333-160431).

10.15

Assignment of General Mining Lease New Mexico Lease Number HG 0059 between the Company and Great Western Exploration, LLC dated September 4, 2007 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.15, File No. 333-160431).

10.16	State of New Mexico Lease Number HG 0060 between New Mexico State Land Office and Great Western Exploration, LLC dated January 3, 2005
10.17

Assignment of General Mining Lease New Mexico Lease Number HG 0060 between the Company and Great Western Exploration, LLC dated September 4, 2007 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.17, File No. 333-160431).

10.18

State of New Mexico Lease Number HG 0061 between New Mexico State Land Office and Great Western Exploration, LLC dated January 3, 2005 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.18, File No. 333-160431).

10.19

Assignment of General Mining Lease New Mexico Lease Number HG 0061 between the Company and Great Western Exploration, LLC dated September 4, 2007 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.19, File No. 333-160431).

10.20	BE Resources Inc. Stock Option Plan (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.20, File No. 333-160431).
10.21	Form of Stock Option Agreement (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.21, File No. 333-160431).
10.22

First Amendment to NPR Agreement between the Company and South West Exploration, dated May 27, 2009 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.22, File No. 333-160431).

10.23

First Amendment to NPR Agreement between the Company and Bethany Resources, LLC, dated May 27, 2009 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.23, File No. 333-160431).

10.24

First Amendment to NPR Agreement between the Company and Great Western Exploration, LLC, dated May 27, 2009 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.24, File No. 333-160431).

10.25

First Amendment to NPR Agreement between the Company and Stewart Jackson, dated May 30, 2009 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.25, File No. 333-160431).

10.26

Amendment to David Tognoni Employment Agreement, effective September 1, 2009 (incorporated by reference from our registration statement on Form S-1 filed on September 21, 2009, Exhibit 10.26, File No. 333-160431).

*14	Code of Ethics
*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for David Q. Tognoni
*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carmelo Marrelli
*32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David Q. Tognoni and Carmelo Marrelli

___________

* Filed with this report