Form 10-Q
period 2010-03-31
BE Resources Inc.
filed 2010-05-14
CIK 1438884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

      [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____to _______

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X]  No[  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to post such files). Yes [  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

Number of common shares outstanding at May 12, 2010: 32,945,000

BE Resources Inc.
Index

Part I: FINANCIAL INFORMATION

Item 1.	Financial Statements	2
	Balance Sheets at March 31, 2010 (unaudited) and December 31, 2009	2
	Statements of Operations for the three months ended March 31, 2010 and 2009, and for the period from inception (February 3, 2004) to March 31, 2010 (unaudited)	3
	Statements of Cash Flows for the three months ended March 31, 2010 and 2009, and for the period from inception (February 3, 2004) to March 31, 2010 (unaudited)	4-5
	Notes to Financial Statements (unaudited)	6-13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 4.	Controls and Procedures	18

Part II: OTHER INFORMATION

Item 6.	Exhibits	19
SIGNATURES		19

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Balance Sheets - Presented in US Dollars
(Unaudited)

	March 31,	December 31,
	2010	2009
Assets
Current assets
Cash	$222,978	$570,727
Prepaid expenses, deposits and other receivables	1,105	-
Total current assets	224,083	570,727
Mineral rights	110,400	110,400
Reclamation bonds (note 3)	62,670	25,946
Equipment	-	95
Total assets	$397,153	$707,168
Liabilities
Current liabilities
Accounts payable (note 6)	$236,833	$255,826
Accrued liabilities (note 6)	107,941	89,465
Stock option and warrant liabilities	373,900	596,500
Total current liabilities	718,674	941,791
Asset retirement obligation	12,506	12,506
Commitment and contingencies (notes 4 and 8(a))
Total Liabilities	731,180	954,297
Shareholders' (deficiency)
Preferred stock, no par value, 10,000,000 authorized, none issued or outstanding	-	-
Common stock, no par value, 250,000,000 authorized, 32,945,000 issued and outstanding	5,636,536	5,636,536
Additional paid-in capital (notes 5(a) and (b))	321,196	232,117
Deficit accumulated during the exploration stage	(6,291,759)	(6,115,782)
Total shareholders' (deficiency)	(334,027)	(247,129)
Total liabilities and shareholders' (deficiency)	$397,153	$707,168
Going Concern (note 1)
Subsequent events (notes 5(a) and 8)

The accompanying notes are an integral part of these unaudited interim financial statements

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Statements of Operations - Presented in US Dollars
(Unaudited)

			Cumulative
			from inception
	For the 3 months		(February 3, 2004)
	ended March 31,		to March 31,
	2010	2009	2010
Revenues	$-	$-	$-
Operating expenses
Drilling	$-	$-	$821,371
Geological consulting fees	172,560	22,960	1,062,332
Fees, licenses and permits	(140)	-	454,718
Lease expense	-	-	72,566
Management and consulting fees	16,028	36,056	912,896
Office and general	7,694	21,335	460,488
Professional fees	97,513	28,973	866,464
Foreign exchange loss	4,438	15,577	308,594
Share-based payments (note 5(a))	(103,221)	(8,808)	612,496
Change in warrant liability (note 5(b))	(42,300)	-	(42,300)
Transfer agent and filing fees	16,048	-	72,241
Gain on disposition of equipment	-	-	(602)
Travel	7,262	9,425	110,731
Depreciation of equipment	95	277	9,387
Total Expenses	175,977	125,795	5,721,382
Other income and expenses
Interest and accretion expense	-	-	5,475
Financing costs	-	-	571,335
Dividend income	-	-	(6,433)
Net loss for the period	$(175,977)	$(125,795)	$(6,291,759)
Net loss per share
Basic and diluted	$(0.01)	$(0.00)
Weighted average number of shares outstanding	32,945,000	27,195,000

The accompanying notes are an integral part of these unaudited interim financial statements

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Statements of Cash Flows - Presented in US Dollars
(Unaudited)

			Cumulative
			from inception
	For the 3 months		(February 3, 2004)
	ended March 31		to March 31,
	2010	2009	2010
Cash flow from operating activities
Net loss for the period	$(175,977)	$(125,795)	$(6,291,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based payments	(103,221)	(8,808)	612,496
Foreign exchange loss	12,000	-	13,499
Change in warrant liability (note 5(b))	(42,300)	-	(42,300)
Common shares issued for services	-	-	60,102
Common shares issued for interest in exploration property	-	-	11,000
(Gain) on disposition of equipment	-	-	(602)
Accretion of asset retirement obligation	-	-	3,111
Depreciation of equipment	95	277	9,387
Write off of deferred costs	-	-	115,684
Increase in asset retirement obligation	-	-	9,395
Changes in operating assets and liabilities:
(Increase) in prepaid expenses, deposits and other receivables	(1,105)	(2,648)	(1,105)
(Increase) in reclamation bonds	(36,724)	-	(62,670)
(Decrease) increase in accounts payable and accrued liabilities	(517)	(1,216)	276,472
Net cash (used in) operating activities	(347,749)	(138,190)	(5,287,290)
Cash flow from investing activities
Purchase of mineral rights	-	-	(110,400)
Purchase of equipment	-	-	(14,535)
Proceeds from sale of equipment	-	-	5,750
Net cash (used in) investing activities	-	-	(119,185)
Cash flow from financing activities
Issue of common shares, net of costs	-	-	5,430,596
Deferred transaction costs	-	-	(87,505)
Cash provided by GWE to fund exploration operations	-	-	286,362
Net cash provided by financing activities	-	-	5,629,453
(Decrease) Increase in Cash	(347,749)	(138,190)	222,978
Cash, beginning of period	570,727	522,975	-
Cash, end of period	$222,978	$384,785	$222,978

The accompanying notes are an integral part of these unaudited interim financial statements

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Statements of Cash Flows (Continued) - Presented in US Dollars
(Unaudited)

			Cumulative
			from inception
	For the 3 months		(February 3, 2004)
	ended March 31		to March 31,
	2010	2009	2010
SUPPLEMENTARY INFORMATION
Non-cash investing and financing activities
Common shares issued for interest in mining lease	$-	$-	$11,000
Compensation warrants issued for services	$-	$-	$111,400
Common shares issued for services	$-	$-	$60,102
Net liabilities of BE Resources Inc. assumed in connection with the reverse merger transaction	$-	$-	$(30,123)

The accompanying notes are an integral part of these unaudited interim financial statements

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
March 31, 2010
(unaudited)

1.	Nature of Operations, Basis of Presentation and Going Concern

BE Resources Inc. (the “Company”) was incorporated on August 8, 2007 under the laws of the State of Colorado, U.S.A. for the purpose of acquiring and developing mineral properties believed to be prospective for minerals such as beryllium and other elements in the State of New Mexico, United States. To date, the Company has not earned revenue and its operations have been limited to general administrative operations, obtaining initial capital and initial property staking and investigation, and is considered an Exploration Stage Company in accordance with ASC 915 “Development Stage Entities”.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has an accumulated deficit of $6,291,759 as at March 31, 2010 and a net loss of $175,977 and net cash flows used in operating activities of $347,749 for the three months ended March 31, 2010. The continuation of the Company as a going concern is dependent upon the continued financial support of its shareholders, the ability of the Company to obtain necessary financing to continue operations and to determine the existence, development and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. The Company plans to obtain additional equity financing to fund operations and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

The interim unaudited financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K filed on March 29, 2010 with the SEC. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as at March 31, 2010, and the results of its operations and cash flows for the three month periods ended March 31, 2010 and 2009. The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year. Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
March 31, 2010
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

Loss Per Share

Basic loss per share is computed by dividing the loss for the period by the weighted average number of common shares outstanding during the period. The effect of potential issuances of common shares would be anti dilutive, and accordingly basic and diluted loss per share are the same. See notes 5(a) and (b) for potentially dilutive securities as at March 31, 2010.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation of share based payments, mineral rights, asset retirement obligations, stock option and warrant liability and deferred tax assets and liabilities. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in operations in the period in which they become known.

Foreign Currency Translation

The functional currency of the Company is the U.S. dollar. Certain monetary assets and liabilities of the Company denominated in Canadian dollars are remeasured into U.S. dollars at exchange rates in effect at the balance sheet date. As at March 31, 2010, substantially all of the Company’s Canadian dollar denominated monetary assets and liabilities were comprised of cash. Non monetary assets and liabilities are remeasured at historical exchange rates, unless such items are carried at market, in which case they are translated at the exchange rates in effect on the balance sheet date. As at March 31, 2010, the Company did not have any non monetary assets and liabilities denominated in Canadian dollars. Revenues and expenses are remeasured at rates approximating the exchange rates in effect at the time of the transaction. During the three months ended March 31, 2010, substantially all expenses were transacted in U.S. dollars.

Accounting Policies Recently Adopted

In January 2010, the FASB issued ASU 2010-05, “Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation,” which reflects the SEC's views on overcoming the presumption that escrowed share arrangement represent compensation for certain shareholders. ASU 2010-05 did not have an impact on the Company's financial position, results of operations and cash flows.

Future Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements," which adds new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. ASU 2010-06 is effective for the first reporting period (including interim periods) beginning after December 15, 2010. The Company does not expect ASU 2010-06 to have an impact on the Company's financial position, results of operations and cash flows.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
March 31, 2010
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

Future Accounting Pronouncements (continued)

In April, 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-13, "Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force" (ASU 2010-13). ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is currently assessing the future impact of this new accounting update to its financial statements.

3.	Reclamation Bonds

The Company made a deposit in the amount of $36,724 during the three months ended March 31, 2010 in anticipation of the drilling permit for its Warm Springs Beryllium Property in New Mexico, U.S.A. Refer to note 8(b) for additional details.

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

Property Maintenance Costs

The Company will be required to incur property maintenance costs for its mineral rights (described in Note 3 of the audited financial statements for the year ended December 31, 2009). These costs are currently estimated at $137,440 for each year and include the following items:

(i) Annual fees of $140 per claim per year to maintain federal mining claims; and
(ii) Annual lease payments for state leases and the minimum annual royalty of $12,000 for the Sullivan Lease.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
March 31, 2010
(unaudited)

5.	Capital Stock

(a)	Stock options

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

On April 23, 2010, the Board of Directors unanimously adopted an amendment to the Plan to: (i) increase the maximum number of shares of common stock reserved for issuance under the Plan to 6,500,000; and (ii) revise the vesting conditions such that options granted under the Plan vest in accordance with rules and policies of the Toronto Stock Exchange Venture Exchange (“TSX-V”), except with regard to investor relations activities, for which special vesting provisions would apply. The TSX-V is the Canadian exchange upon which the Company’s common stock currently trades.

The Board of Directors unanimously recommended the proposed amendment to the Plan to the shareholders for approval. The shareholders are scheduled to vote on the proposed amendment at the Company’s annual meeting presently scheduled for June 7, 2010.

A summary of changes in stock options during the period ended March 31, 2010 is as follows:

		Weighted average	Weighted average
	Number of	Exercise Price	Exercise Price
	Stock Options	US	CDN
Balance, December 31, 2009	3,960,000	$0.25	$0.26
Granted	900,000	$0.30	$0.31
Balance, March 31, 2010	4,860,000	$0.26	$0.27

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
March 31, 2010
(unaudited)

5.	Capital Stock (continued)

(a)	Stock options (continued)

As at March 31, 2010, the following stock options were outstanding:

	Options	Options	Exercise	Expiration
Date of Grant	Granted	Exercisable	Price	Date

December 7, 2007	3,560,000	3,560,000	CDN $0.25 (US $0.23)	December 7, 2012
November 12, 2009	400,000	100,000	US $0.35	November 12, 2014
January 5, 2010	900,000	225,000	US $0.30	January 5, 2015

In the three month period ending March 31, 2010, the number of nonvested options at the beginning of the period was 300,000, the number of nonvested options at the end of the period is 975,000, with 225,000 options vesting during the period. The weighted average grant-date fair value of the nonvested options at the beginning of the period was $71,100, nonvested at the end of the year is $157,863 and $65,475 was vested during the period.

As at March 31, 2010, the number of exercisable options is 3,885,000, the weighted average exercise price is $0.24, aggregate intrinsic value is $173,997 and the weighted average remaining contractual term is 2.86 years. As at March 31, 2010, the number of outstanding options is 4,860,000, the weighted average exercise price is $0.25, aggregate intrinsic value is $141,379 and the weighted average remaining contractual term is 3.23 years.

As at March 31, 2010, the total compensation cost related to nonvested amounts not yet recognized is $100,092 and the weighted average period over which it is expected to be recognized is 0.803 years.

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

During the period ended March 31, 2010, the Company granted 900,000 options for consulting services at an exercise price of $0.30 that expire on January 5, 2015. The options vest 25% on the date of grant and 25% every six months thereafter over a period of eighteen months as long as the consultant continues to provide services to the Company. The weighted average grant date fair value of these options was $0.29 per share. The assumptions used to estimate the fair value are as follows: expected dividend yield of 0%; expected volatility of 127%; risk free interest rate of 2.56%; and expected term of 5 years. During the period ended March 31, 2010, $90,448 was expensed as share-based payments. Subsequent to the quarter end, 125,000 of these options expired and 375,000 were forfeited.

Share-based payments expense related to the November 12, 2009 option grant was $21,535 for the three months ended March 31, 2010.

The Company has determined that 2,200,000 stock options granted during the year ended December 31, 2007 and denominated in Canadian dollars were effectively indexed to the exchange rate between the Canadian dollar and the U.S. dollar, the functional currency of the Company, in addition to the price of its common stock. As a result, these stock options have been classified as liabilities and are remeasured at the end of each reporting period until settlement. As at March 31, 2010, the fair value of the liability of $305,400 (December 31, 2009 - $487,700) was estimated based on the following assumptions: expected dividend yield of 0% (2009 - 0%); expected volatility of 135% (2009 - 133%); risk free interest rate of 1.6% (2009 - 1.7%); and expected life of 2.69 years (2009 - 2.94 years). The revaluation reduced the stock option liability by $182,300, reduced share-based payment by $192,300 and resulted in a foreign exchange loss of $10,000 for the three months ended March 31, 2010.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
March 31, 2010
(unaudited)

5.	Capital Stock (continued)

(b)	Warrants

As at March 31, 2010, the following compensation warrants were outstanding:

Expiry Date	Number of	Exercise	Fair Value
	warrants	Price	on Issue Date

October 26, 2011	500,000	CDN$0.30(US $0.29)	$94,600
November 13, 2011	75,000	CDN$0.30(US $0.29)	14,200

ASC 815 indicates that warrants with exercise prices denominated in a different currency than an entity’s functional currency should not be classified as equity. As a result, these compensation warrants have been treated as derivatives and recorded as liabilities carried at their fair value, with period to period changes in the fair value recorded as a gain or loss in the statement of operations. The Company treated the compensation warrants as a liability upon their issuance.

As at March 31, 2010, the fair value of the warrant liability of $68,500 (December 31, 2009 – $108,800) was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 156%; risk free interest rate of 1.02%; and expected term of 1.57 years. The revaluation reduced the warrant liability by $40,300, reduced change in warrant liability expense by $42,300 and resulted in a foreign exchange loss of $2,000 for the three months ended March 31, 2010.

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
March 31, 2010
(unaudited)

6.	Related Party Transactions

(a)

Pursuant to an employment agreement dated December 1, 2007 which was subsequently amended on September 1, 2009, the Company paid an officer who is also a director of the Company, a salary of $9,000 (three months ended March 31, 2009 - $30,000) and an expense allowance of $6,000 (three months ended March 31, 2009 - $22,500) for the three months ended March 31, 2010. Included in accounts payable and accrued liabilities as at March 31, 2010 was $nil (December 31, 2009 - $9,395) owing to this individual for expense reimbursement. This amount is unsecured, non-interest bearing with no fixed terms of repayment.

(b)

During the three months ended March 31, 2010, the Company incurred fees for accounting services rendered of $8,092 (2009 - $1,808) charged by a corporation controlled by an officer of the Company and consulting fees of $6,000 (2009 - $6,000) charged by this officer. Included in accounts payable and accrued liabilities as at March 31, 2010 is $16,210 (December 31, 2009 - $11,396) owing to this corporation and $47,000 (December 31, 2009 - $45,000) owing to this officer. These amounts are unsecured, non-interest bearing with no fixed terms of repayment.

The above transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

7.	Financial Instruments

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Cash deposits with a major Canadian chartered bank are insured by the Canadian Deposit Insurance Corporation up to Cdn$100,000. Cash deposits with a major U.S. bank are insured by the Federal Deposit Insurance Corporation up to $250,000. As at March 31, 2010, the Company held Cdn$212,670 (December 31, 2009 - Cdn$583,490) with the major Canadian chartered bank and $6,785 (December 31, 2009 - $15,414) with the major U.S. bank.

Foreign Exchange Risk

Certain of the Company’s expenses were incurred in Canadian currency and are therefore subject to gains or losses due to fluctuations in this currency. As at March 31, 2010, the Company held cash of Cdn$212,670 ($209,352) denominated in Canadian dollars (December 31, 2009 - Cdn$569,616; $544,268); had accounts payable and accrued liabilities of Cdn$88,773 ($87,388) denominated in Canadian dollars (December 31, 2009 – Cdn$94,807; $90,588) and had a stock option and warrant liability of Cdn$379,800 ($373,900) denominated in Canadian currency (December 31, 2009 - Cdn$624,300; $596,500).

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

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
March 31, 2010
(unaudited)

8.	Subsequent Events

(a)

On April 20, 2010, the Company entered into an agreement with a consulting firm to provide management and financial consulting services for consideration of Cdn$6,000 per month and up to Cdn$3,000 per month for expenses. As part of the consideration, the firm was also granted 500,000 stock options at an exercise price of $0.20 per share with an expiry date of April 21, 2012. Such options vest 25% on the date of execution of the agreement, 25% on the date which is 6 months from the date of execution, 25% on the date which is 12 months from the date of execution, and 25% on the date which is 18 months from the date of execution, so long as the agreement remains in effect. The Company is also obligated to issue an additional 500,000 options so long as this agreement has not been terminated prior to the date such options become available.

The initial term of the agreement is 6 months, which term may be terminated immediately for cause and for any reason upon written notice given to the other party not less than the lesser of: (i) 90 days prior to termination, and (ii) the remaining term of the agreement.

(b)

On April 23, 2010, the Company was granted a permit by the New Mexico Mining and Minerals Division to begin drilling its Warm Springs Beryllium Property in New Mexico, U.S.A. The permit allows the Company to proceed with a 5 hole program (1,500 metres). This initial Phase I program is designed to confirm the outer dimensions of the beryllium bearing zone and determine the extent and size of beryllium mineralization.

(c)

On May 6, 2010, the Company announced that it intends to complete a brokered private placement financing of units (the "Units") of the Company. It is anticipated that the placement will be completed on a "best efforts" basis, meaning that the broker and members of the selling group will use their best efforts to sell the securities. The private offering of Units will consist of an offering of up to 10,000,000 Units at a price of Cdn$0.30 per Unit, for aggregate gross proceeds of up to Cdn$3,000,000. Each Unit will be comprised of one common share of the Company (a "Common Share") and one-half of one Common Share purchase warrant (a "Warrant"). Each full Warrant will entitle the holder thereof to purchase one Common Share for a period of two years after the closing of the offering at an exercise price of Cdn$0.50 per Common Share. Completion of the private placement is subject to a number of factors including TSX Venture Exchange approval.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

The following discussion updates our plan of operation as of May 13, 2010 for the remainder of the year. It also analyzes our financial condition at March 31, 2010 and compares it to our financial condition at December 31, 2009. The discussion also summarizes the results of our operations for the three months ended March 31, 2010 and 2009, and compares each period’s results to the results of the prior period. The discussion in this Management's Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our unaudited interim financial statements and the notes thereto appearing in this report as well as the management's discussion and analysis and audited financial statements included in our annual report on the form 10-K for the year ended December 31, 2009.

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

On October 1, 2007, we purchased the Acquired Property from GWE in exchange for the issuance of 10 million shares of our common stock and the grant of a 20% net profit royalty interest in the Acquired Property to GWE and certain other parties. In May 2009, the net profit royalty interest in the Acquired Property was reduced to 10% in the aggregate in consideration for our agreement to pursue our initial public offering. The total number of shares issued to GWE as consideration for the Acquired Property represented approximately 72% of our common stock after giving effect to the acquisition. As a result, for financial statement reporting purposes, the acquisition of the Acquired Property and related business operations have been reflected as a reverse acquisition in accordance with applicable accounting principles in fiscal 2007. The Acquired Property has been carried forward at its historical carrying value before the combination.

Plan of Operation

Our plan of operation is to embark on a two-year exploration program aimed at evaluating the grade and tonnage of beryllium in the New Mexico Beryllium Project. The initial phase of the program is expected to consist of reverse circulation drilling surrounding the bertrandite outcropping, together with detailed geological mapping and trenching, to delineate the boundaries of the surface mineralization. We have estimated the costs of this phase of the program to be $205,000. On April 23, 2010, we were granted a permit by the New Mexico Mining and Minerals Division (“MMD”) to begin drilling our Warm Springs property. As part of the initial phase of our planned two-year program, the permit allows us to proceed with a five-hole program (1,500 meters) at Warm Springs. We have also received a positive recommendation from the staff of the MMD regarding our application for a drilling permit on one of our outlying hydrothermal areas, referred to as Iron Mountain. The recommendation provides, in part, that upon receipt of the required financial assurance, the staff of the MMD would make a favorable recommendation to the director to issue the permit. The required financial assurance, in the amount of $90,150, is the “final step in the application process,” according to the staff of the MMD.

With the Warm Springs permit in hand, we are preparing to commence drilling on that property. Upon receipt of additional working capital, we intend to provide the required financial assurance which we believe will result in issuance of the permit at our Iron Mountain property. We then intend to commence drilling on that property. Assuming that this initial exploration confirms that a second phase of follow-up diamond core drilling is warranted, our two year program contemplates the drilling of a total of 50 additional holes at Warm Springs and the outlying hydrothermal areas. Once we commence our drilling program, we expect to incur significant additional expenses for drilling, and less in consulting fees.

As described in more detail below under “Liquidity and Capital Resources,” our pursuit of the drilling program is dependent upon receipt of additional working capital.

Liquidity and Capital Resources

As of March 31, 2010, we had a deficit in working capital of $494,591, consisting of current assets of $224,083 and current liabilities of $718,674. Our deficit at March 31, 2010 represents a decrease in working capital of $123,527 from December 31, 2009, and represents cash spent on our business during the last three months, including consulting, professional and permitting fees reduced by a decrease in our stock option and warrant liability. We have continued to deplete our working capital subsequent to quarter-end.

Substantially all of our current assets at March 31, 2010 consisted of cash, representing the remaining proceeds from our initial public offering completed on October 26, 2009 and the exercise of the overallotment option completed on November 13, 2009. Our current liabilities at March 31, 2010 consisted of accounts payable, accrued liabilities and non-cash stock option and warrant liability. The stock option and warrant liability arises from the fact that the stock options and warrants issued by us to certain parties are denominated in a currency (Canadian dollars) other than our functional currency (U.S. dollars) and are recorded as a liability pursuant to ASC 718 and 815. If the stock option and warrant liability at March 31, 2010 of $373,900 is excluded from the calculation of our working capital, our working capital deficiency at that date would be $102,691.

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

We have financed all of our operations since inception through the sale of equity, to this point entirely of common stock. In October 2009, we completed our initial public offering of 5 million common shares for gross proceeds of Cdn$1,500,000 (US $1,412,962). The shares were sold at a price of Cdn $0.30 (US $0.28) each. Related issue costs, including the corporate finance fee, totaled $602,959. In connection with the offering, we granted 500,000 compensation warrants to the underwriter, exercisable at Cdn$0.30 for a period of two years, and paid a cash commission equal to 8% of the gross proceeds and a corporate finance fee of Cdn$150,000.

On November 13, 2009, we issued an additional 750,000 common shares from the exercise of the over-allotment option associated with the initial public offering. The common shares were issued at a price of Cdn$0.30 ($0.29 US) for gross proceeds of Cdn$225,000 ($214,123 US). Related issue costs comprised of underwriter’s commission totalled $17,130. In addition, the Company granted 75,000 compensation warrants to the underwriter, exercisable at Cdn$0.30 for a period of two years.

On May 6, 2010, the Company announced that it intends to complete a brokered private placement financing of units (the "Units") of the Company. It is anticipated that the placement will be completed on a "best efforts" basis, meaning that the broker and members of the selling group will use their best efforts to sell the securities. The private offering of Units will consist of an offering of up to 10,000,000 Units at a price of Cdn$0.30 per Unit, for aggregate gross proceeds of up to Cdn$3,000,000. Each Unit will be comprised of one common share of the Company (a "Common Share") and one-half of one Common Share purchase warrant (a "Warrant"). Each full Warrant will entitle the holder thereof to purchase one Common Share for a period of two years after the closing of the offering at an exercise price of Cdn$0.50 per Common Share. Completion of the private placement is subject to a number of factors including TSX Venture Exchange approval.

If the offering is successful, we intend to use the proceeds of the private placement to fund drilling activities on the Warm Springs property and for general working capital purposes.

During the three months ended March 31, 2010, our cash decreased by $347,749 as a result of our operating activities. The use of cash necessary to finance our net loss of $175,977 was further increased by a reduction in non-cash expenses such as share-based payments and unrealized foreign exchange loss, an increase in current assets and a decrease in current liabilities, resulting in a total of $347,749 used during the first quarter of 2010.

Off Balance Sheet Arrangements

As of March 31, 2010, we had no off-balance sheet arrangements or obligations that are likely to have a material effect on our financial condition, results of operation or business.

Results of Operations

Three months ended March 31, 2010 and 2009.

For the three months ended March 31, 2010, we realized a net loss of $175,977 (March 31, 2009: $125,795) or $0.01 per share (March 31, 2009: $0.00 per share), on no revenue. Since we are an exploration company, we do not expect to receive revenue from operations until such time, if ever, we identify sufficient mineralized material to justify placing our property into production. During the 2010 period, increases in geological consulting fees, professional fees and transfer agent and filing fees were partially offset by decreases in management and consulting fees, foreign exchange gain, office and general expenses and share based payments. Each of these items is analyzed in more detail immediately below:

  Management and consulting fees decreased $20,028 from the three months ended March 31, 2009 to the comparative period in 2010, primarily due to the reduction of the Chief Executive Officer’s base salary during the latter part of the 2009 fiscal year;

  Office and general expenses decreased by $13,641 from the first quarter of 2009 to the first quarter of 2010 primarily from a reduction in office expense allowance paid to our chief executive officer in an effort to conserve working capital;

  Geological consulting fees for the three months ended March 31, 2010 were $172,560 (three months ended March 31, 2009 - $22,960). The increase of $149,600 can be attributed to efforts to obtain permits for exploration of our property during the three months ended March 31, 2010 compared to the three months ended March 31, 2009;

  Professional fees for the three months ended March 31, 2010, were $97,513 (three months ended March 31, 2009 - $28,973). The increase of $68,540 can be attributed to additional accounting, legal and audit fees incurred during the three months ended March 31, 2010 associated with our status as a public reporting company;

  Our foreign exchange loss decreased $11,139 in the 2010 period compared to the 2009 period as a result of a weakening of the US dollar against the Canadian dollar;

  Transfer agent and filing fees for the three months ended March 31, 2010, were $16,048 (three months ended March 31, 2009 - $nil). The increase of $16,048 can be attributed to the cost associated with regulatory filings required during the three months ended March 31, 2010; and

  The decrease of $94,413 in share-based payments and the decrease in warrant liability of $42,300 during the three months ended March 31, 2010, compared to the same period in 2009, was mainly due to the revaluation of the stock option and warrant liability offset by the vesting of a portion of the 400,000 stock options issued in November 2009 and the 900,000 stock options issued in January 2010. The Company expenses the options over the vesting term which can create variances from one period to another. Users of the Company’s financial statements should be cautious of share-based payments since they can impact operating results significantly.

We expect to incur losses until such time, if ever, we identify commercial amounts of mineralized material and successfully extract such material for sale to third parties.

Please see “Plan of Operation” above for a description of costs and expenses that we expect to incur during 2010.

Accounting Policies Recently Adopted

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

Future Accounting Pronouncements

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

In April, 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-13, "Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force" (ASU 2010-13). ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is currently assessing the future impact of this new accounting update to its financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2010, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)

Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

BE RESOURCES INC.

/s/ David Q. Tognoni
By David Q. Tognoni, President and Chief Executive Officer
Dated: May 13, 2010

/s/ Carmelo Marrelli
By Carmelo Marrelli, Chief Financial Officer
Dated: May 13, 2010