Form 10-Q
period 2010-06-30
BE Resources Inc.
filed 2010-08-12
CIK 1438884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Number of common shares outstanding at August 12, 2010: 42,945,000

BE Resources Inc. Index

Part I: FINANCIAL INFORMATION

Item 1.	Financial Statements	2
	Balance Sheets at June 30, 2010 (unaudited) and December 31, 2009	2
	Statements of Operations for the three and six months ended June 30, 2010 and 2009, and for the period from inception (February 3, 2004) to June 30, 2010 (unaudited)	3
	Statements of Cash Flows for the three and six months ended June 30, 2010 and 2009, and for the period from inception (February 3, 2004) to June 30, 2010 (unaudited)	4
	Notes to Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 4.	Controls and Procedures	19

Part II: OTHER INFORMATION
Item 6.	Exhibits	20
SIGNATURES		20

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Balance Sheets - Presented in US Dollars

	June 30,	December 31,
	2010	2009
	(Unaudited)

Assets
Current assets
Cash	$2,097,741	$570,727
Prepaid expenses, deposits and other receivables	25,564	-

Total current assets	2,123,305	570,727
Mineral rights	110,400	110,400
Reclamation bonds (note 3)	62,670	25,946
Equipment	-	95

Total assets	$2,296,375	$707,168

Liabilities
Current liabilities
Accounts payable (note 6)	$325,611	$255,826
Accrued liabilities (note 6)	52,615	89,465
Stock option and warrant liabilities (notes 5(b) and (c))	1,737,011	596,500

Total current liabilities	2,115,237	941,791
Asset retirement obligation	12,506	12,506

Total Liabilities	2,127,743	954,297

Commitment and contingencies (note 4)

Shareholders' equity (deficiency)
Preferred stock, no par value, 10,000,000 authorized, none issued or outstanding	-	-
Common stock, no par value, 250,000,000 authorized, 42,945,000 and 32,945,000, issued and outstanding, respectively (note 5(a))	7,434,371	5,636,536
Additional paid-in capital (note 5(d))	477,995	232,117
Deficit accumulated during the exploration stage	(7,743,734)	(6,115,782)

Total shareholders' equity (deficiency)	168,632	(247,129)

Total liabilities and shareholders' equity (deficiency)	$2,296,375	$707,168

Going Concern (note 1)

The accompanying notes are an integral part of these unaudited interim financial statements

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Statements of Operations - Presented in US Dollars
(Unaudited)

					Cumulative
					from inception
	For the 3 months		For the 6 months		(February 3, 2004)
	ended June 30,		ended June 30,		to June 30,
	2010	2009	2010	2009	2010

Revenues	$-	$-	$-	$-	$-

Operating expenses
Drilling	$-	$-	$-	$-	$821,371
Geological consulting fees	241,019	35,550	413,579	58,510	1,303,351
Fees, licenses and permits	-	8,422	(140)	8,422	454,718
Lease expense	-	-	-	-	72,566
Management and consulting fees	159,301	43,501	175,329	79,557	1,072,197
Office and general	95,106	25,512	102,800	46,847	555,594
Professional fees	151,833	69,725	249,346	98,698	1,018,297
Foreign exchange loss	21,012	5,432	25,450	8,909	329,606
Stock-based compensation (note 5(b))	362,199	(9,377)	258,978	6,924	974,695
Change in warrant liability (note 5(c))	373,946	-	331,646	-	331,646
Transfer agent and filing fees	28,996	-	45,044	-	101,237
Gain on disposition of equipment	-	-	-	-	(602)
Travel	18,563	2,855	25,825	12,280	129,294
Depreciation of equipment	-	277	95	554	9,387

Total Expenses	1,451,975	181,897	1,627,952	320,701	7,173,357
Other income and expenses
Interest and accretion expense	-	-	-	-	5,475
Financing costs	-	-	-	-	571,335
Dividend income	-	-	-	-	(6,433)

Net loss for the period	$(1,451,975)	$(181,897)	$(1,627,952)	$(320,701)	$(7,743,734)

Net loss per share -
Basic and diluted	$(0.04)	$(0.01)	$(0.05)	$(0.01)

Weighted average number of shares outstanding	34,260,068	27,195,000	33,602,534	27,195,000

The accompanying notes are an integral part of these unaudited interim financial statements

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Statements of Cash Flows - Presented in US Dollars
(Unaudited)

					Cumulative
					from inception
	For the 3 months		For the 6 months		(February 3, 2004)
	ended June 30,		ended June 30,		to June 30,
	2010	2009	2010	2009	2010

Cash flow from operating activities
Net loss for the period	$(1,451,975)	$(181,897)	$(1,627,952)	$(320,701)	$(7,743,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	362,199	(9,377)	258,978	6,924	974,695
Foreign exchange (gain) loss	(66,480)	35,600	(54,480)	23,500	(52,981)
Change in warrant liability	373,946	-	331,646	-	331,646
Share issue costs	87,163	-	87,163	-	87,163
Common shares issued for services	-	-	-	-	60,102
Common shares issued for interest in exploration property	-	-	-	-	11,000
(Gain) on disposition of equipment	-	-	-	-	(602)
Accretion of asset retirement obligation	-	-	-	-	3,111
Depreciation of equipment	-	277	95	554	9,387
Write off of deferred costs	-	-	-	-	115,684
Increase in asset retirement obligation	-	-	-	-	9,395
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses, deposits and other receivables	(24,459)	1,681	(25,564)	(967)	(25,564)
(Increase) in reclamation bonds	-	-	(36,724)	-	(62,670)
Increase in accounts payable and accrued liabilities	33,452	33,884	32,935	32,668	309,924

Net cash (used in) operating activities	(686,154)	(119,832)	(1,033,903)	(258,022)	(5,973,444)

Cash flow from investing activities
Purchase of mineral rights	-	-	-	-	(110,400)
Purchase of equipment	-	-	-	-	(14,535)
Proceeds from sale of equipment	-	-	-	-	5,750

Net cash (used in) investing activities	-	-	-	-	(119,185)

The accompanying notes are an integral part of these unaudited interim financial statements

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Statements of Cash Flows (Continued) - Presented in US Dollars
(Unaudited)

					Cumulative
					from inception
	For the 3 months		For the 6 months		(February 3, 2004)
	ended June 30,		ended June 30,		to June 30,
	2010	2009	2010	2009	2010

Cash flow from financing activities
Issue of common shares and warrants	$2,930,260	$-	$2,930,260	$-	$9,155,780
Share issue costs	(369,343)	-	(369,343)	-	(1,164,267)
Deferred transaction costs	-	(29,614)	-	(29,614)	(87,505)
Cash provided by GWE to fund exploration operations	-	-	-	-	286,362

Net cash provided by (used in) financing activities	2,560,917	(29,614)	2,560,917	(29,614)	8,190,370

Increase (decrease) in Cash	1,874,763	(149,446)	1,527,014	(287,636)	2,097,741
Cash, beginning of period	222,978	384,785	570,727	522,975	-

Cash, end of period	$2,097,741	$235,339	$2,097,741	$235,339	$2,097,741

SUPPLEMENTARY INFORMATION
Non-cash investing and financing activities
Common shares issued for interest in mining lease	$-	$-	$-	$-	$11,000
Compensation warrants issued for services	$211,300	$-	$211,300	$-	$322,700
Common shares issued for services	$-	$-	$-	$-	$60,102
Change in accrued deferred transaction costs	$-	$57,002	$-	$57,002	$-
Net liabilities of BE Resources Inc. assumed in connection with the reverse merger transaction	$-	$-	$-	$-	$(30,123)

The accompanying notes are an integral part of these unaudited interim financial statements

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
June 30, 2010
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has an accumulated deficit of $7,743,734 as at June 30, 2010 and a net loss of $1,627,952, net cash flows used in operating activities of $1,033,903 and net cash flows provided by financing activities of $2,560,917 for the six months ended June 30, 2010. The continuation of the Company as a going concern is dependent upon the continued financial support of its shareholders, the ability of the Company to obtain necessary financing to continue operations and to determine the existence, development and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. The Company plans to obtain additional equity financing to fund operations and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

The interim unaudited financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K filed on March 31, 2010 with the SEC. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as at June 30, 2010, and the results of its operations and its cash flows for the three and six month periods ended June 30, 2010 and 2009. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year. Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

BE Resources Inc.
 (A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
June 30, 2010
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

Loss per share

Basic loss per share is computed by dividing the loss for the period by the weighted average number of common shares outstanding during the period. The effect of potential issuances of common shares represented by outstanding derivative securities such as options and warrants would be anti-dilutive, and accordingly, outstanding basic and diluted loss per share are the same. See notes 5(a) and (b) for potentially dilutive securities as at June 30, 2010.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation of share based payments, recoverability of mineral rights, asset retirement obligations, stock option and warrant liability and deferred tax assets and liabilities. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in operations in the period in which they become known.

Foreign Currency Translation

The functional currency of the Company is the U.S. dollar. Certain monetary assets and liabilities of the Company denominated in Canadian dollars are translated into U.S. dollars at exchange rates in effect at the balance sheet dates. As at June 30, 2010, substantially all of the Company’s Canadian dollar denominated monetary assets and liabilities were comprised of cash. Non monetary assets and liabilities are remeasured at historical exchange rates, unless such items are carried at market, in which case they are translated at the exchange rates in effect on the balance sheet date. As at June 30, 2010, the Company did not have any non monetary assets and liabilities denominated in Canadian dollars. Revenues and expenses are remeasured at rates approximating the exchange rates in effect at the time of the transaction. During the three and six months ended June 30, 2010, substantially all expenses were transacted in U.S. dollars.

Accounting Policies Recently Adopted

In January 2010, the FASB issued Accounting Standards Update ("ASU") 2010-05, “Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation,” which reflects the SEC's views on overcoming the presumption that escrowed share arrangements represent compensation for certain shareholders. ASU 2010-05 did not have an impact on the Company's financial position, results of operations or cash flows.

Future Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which adds new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. ASU 2010-06 is effective for the first reporting period (including interim periods) beginning after December 15, 2010. The Company does not expect ASU 2010-06 to have an impact on the Company's financial position, results of operations or cash flows.

BE Resources Inc.
 (A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
June 30, 2010
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

Future Accounting Pronouncements (continued)

In April 2010, the FASB issued ASU 2010-13, "Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force". ASU 2010- 13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is currently assessing the future impact of this new accounting update on its financial statements.

3.	Reclamation Bonds

The Company made a deposit in the amount of $36,724 during the six months ended June 30, 2010 for the drilling permit for its Warm Springs Beryllium Property in New Mexico, U.S.A. On April 23, 2010, the Company was granted a permit by the New Mexico Mining and Minerals Division to begin drilling its Warm Springs Beryllium Property. The permit allows the Company to proceed with a 5 hole program (1,500 metres). This initial Phase I program is designed to confirm the outer dimensions of the beryllium bearing zone and determine the extent and size of beryllium mineralization.

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

Property Maintenance Costs

The Company will be required to incur property maintenance costs for its mineral rights. These costs are currently estimated at $137,440 for each year and include the following items:

(i) Annual fees of $140 per claim per year to maintain federal mining claims; and

(ii) Annual lease payments for state leases and the minimum annual royalty of $12,000 for the Sullivan Lease.

BE Resources Inc.
 (A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
June 30, 2010
(unaudited)

5.	Capital Stock

	(a)	Common stock

A summary of changes in common stock during the six months ended June 30, 2010 is as follows:

	Number of
	Shares	Amount

Balance, December 31, 2009 and March 31, 2010	32,945,000	$5,636,536
Common shares issued for cash	10,000,000	2,930,260
Issue costs - cash	-	(282,180)
Issue of warrants	-	(688,600)
Issue of compensation warrants	-	(161,645)

Balance, June 30, 2010	42,945,000	$7,434,371

On June 18, 2010, the Company completed a brokered private placement financing of 10,000,000 units (the “Units”) at a price of Cdn$0.30 per Unit, for aggregate gross proceeds of Cdn$3,000,000 ($2,930,260). Each Unit is comprised of one common share of the Company (a “Common Share”) and one-half of one Common Share purchase warrant (a “Warrant”). Each full Warrant entitles the holder thereof to purchase one Common Share for a period of two years at an exercise price of Cdn$0.50 per Common Share. In connection with the sale of the Units, the Company paid a cash commission equal to 8% of the gross proceeds and issued 983,333 compensation warrants to purchase Units at a price of Cdn$0.30 per Unit for a period of two years from the closing of the private placement. Net proceeds of the private placement were allocated on a pro-rata basis between Common Shares and Warrants based on the relative fair values.

The grant date fair value of the 5,000,000 Warrants and 983,333 broker warrants was estimated using the Black-Scholes option pricing model to be $688,600 and $211,300 respectively. The assumptions used were: expected dividend yield of 0%; expected volatility of 155%; risk free interest rate of 1.52%; and expected term of 2 years.

(b)	Stock options

The Company’s stock option plan (the “Plan”) was amended in June 2010 to provide for the grant of incentive and non-qualified stock options for up to 6,500,000 common shares to employees, consultants, officers and directors of the Company. All terms and conditions of the options are potentially the same for consultants as well as internal employees and directors. Options are granted for a term of up to five years from the date of grant. The vesting conditions were also amended in June 2010. There are 940,000 stock options available for grant as at June 30, 2010.

A summary of changes in stock options during the six months ended June 30, 2010 is as follows:

		Weighted average	Weighted average
	Number of	Exercise Price	Exercise Price
	Stock Options	US	CDN

Balance, December 31, 2009	3,960,000	$ 0.25	$ 0.26
Granted	2,100,000	$ 0.28	$ 0.28
Expired	(125,000)	$ 0.30	$ 0.31
Forfeited	(375,000)	$ 0.30	$ 0.31

Balance, June 30, 2010	5,560,000	$ 0.26	$ 0.27

BE Resources Inc.
 (A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
June 30, 2010
(unaudited)

5.	Capital Stock (continued)

	(b)	Stock options (continued)

As at June 30, 2010, the following stock options were outstanding:

	Options	Options	Exercise	Expiration
Date of Grant	Granted	Exercisable	Price	Date

December 7, 2007	3,560,000	3,560,000	CDN $0.25 (US $0.23)	December 7, 2012
November 12, 2009	400,000	200,000	US $0.35	November 12, 2014
January 5, 2010	400,000	100,000	US $0.30	January 5, 2015
April 21, 2010	500,000	125,000	US $0.20	April 21, 2012
May 11, 2010	500,000	125,000	US $0.30	May 11, 2012
June 7, 2010	200,000	200,000	US $0.30	June 7, 2015

	5,560,000	4,310,000

As at June 30, 2010, the number of exercisable options is 4,310,000, the weighted average exercise price is $0.25. As at June 30, 2010, the number of outstanding options is 5,560,000, the weighted average exercise price is $0.26.

The fair value of the stock options granted was estimated using the Black-Scholes option pricing model. The stock options vest based on continuous service and compensation expense is recorded over the service period from date of grant. This model requires management to make estimates of the expected volatility of its common shares, the expected term of the option, the expected future forfeiture rate, and future interest rates. The risk free interest rate is based on the U.S. Treasury Bond rate. The Company has not paid dividends and does not expect to pay dividends in the foreseeable future. As historical volatility of the Company’s common shares is not available, expected volatility is based on the historical performance of the common shares of other corporations with similar operations. The expected term of the stock options was estimated to be the contractual term of the options.

During the six months ended June 30, 2010, the Company granted the following:

(i)

900,000 options for consulting services at an exercise price of $0.30 that expire on January 5, 2015. The options vest 25% on the date of grant and 25% every six months thereafter over a period of eighteen months as long as the consultant continues to provide services to the Company. The weighted average grant date fair value of these options was $0.29 per share. The assumptions used to estimate the fair value are as follows: expected dividend yield of 0%; expected volatility of 127%; risk free interest rate of 2.56%; and expected term of 5 years. During the six months ended June 30, 2010, $97,733 was expensed as stock-based compensation. 500,000 of these options were either expired or failed to vest during the six months ended June 30, 2010.

(ii)

500,000 options for consulting services at an exercise price of $0.20 that expire on April 21, 2012. The options vest 25% on the date of grant and 25% every six months thereafter over a period of eighteen months as long as the consultant continues to provide services to the Company. The weighted average grant date fair value of these options was $0.17 per share. The assumptions used to estimate the fair value are as follows: expected dividend yield of 0%; expected volatility of 151%; risk free interest rate of 1.03%; and expected term of 2 years. During the six months ended June 30, 2010, $35,104 was expensed as stock-based compensation.

BE Resources Inc.
 (A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
June 30, 2010
(unaudited)

5.	Capital Stock (continued)

	(b)	Stock options (continued)

(iii)

500,000 options for consulting services at an exercise price of $0.30 that expire on May 11, 2012. The options vest 25% on the date of grant and 25% every six months thereafter over a period of eighteen months as long as the consultant continues to provide services to the Company. The weighted average grant date fair value of these options was $0.21 per share. The assumptions used to estimate the fair value are as follows: expected dividend yield of 0%; expected volatility of 151%; risk free interest rate of 0.85%; and expected term of 2 years. During the six months ended June 30, 2010, $38,807 was expensed as stock-based compensation.

(iv)

200,000 options for consulting services at an exercise price of $0.30 that expire on June 7, 2015. The options vested immediately. The weighted average grant date fair value of these options was $0.24 per share. The assumptions used to estimate the fair value are as follows: expected dividend yield of 0%; expected volatility of 127%; risk free interest rate of 1.95%; and expected term of 5 years. During the six months ended June 30, 2010, $47,400 was expensed as stock-based compensation.

The Company has determined that 2,200,000 stock options granted during the year ended December 31, 2007 and denominated in Canadian dollars were effectively indexed to the exchange rate between the Canadian dollar and the U.S. dollar, the functional currency of the Company, in addition to the price of its common stock. As a result, these stock options have been classified as liabilities and are remeasured at the end of each reporting period until settlement. As at June 30, 2010, the fair value of the liability of $489,800 (December 31, 2009 - $487,700) was estimated based on the following assumptions: expected dividend yield of 0% (2009 - 0%); expected volatility of 142% (2009 - 133%); risk free interest rate of 1.0% (2009 - 1.7%); and expected life of 2.44 years (2009 - 2.94 years). The revaluation increased the stock option liability by $2,100, increased stock-based compensation by $13,100 and resulted in a foreign exchange gain of $11,000 for the six months ended June 30, 2010.

(c)	Warrants

A summary of changes in warrants during the period ended June 30, 2010 is as follows:

		Weighted average	Weighted average
	Number of	Exercise Price	Exercise Price
	Warrants	US	CDN

Balance, December 31, 2009	575,000	$ 0.29	$ 0.30
Issued (note 5(a))	5,983,333	$ 0.46	$ 0.47

Balance, June 30, 2010	6,558,333	$ 0.44	$ 0.45

BE Resources Inc.
 (A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
June 30, 2010
(unaudited)

5.	Capital Stock (continued)

	(c)	Warrants (continued)

As at June 30, 2010, the following warrants were outstanding:

Expiry Date	Number of	Exercise	Fair Value
	warrants	Price	on Issue Date

October 26, 2011	500,000	CDN$0.30 (US $0.29)	$ 94,600
November 13, 2011	75,000	CDN$0.30 (US $0.29)	14,200
June 18, 2012	5,000,000	CDN$0.50 (US $0.49)	671,789
June 18, 2012	983,333	CDN$0.30 (US $0.29)	260,587

	6,558,333

ASC 815 indicates that warrants with exercise prices denominated in a different currency than an entity’s functional currency should not be classified as equity. As a result, these warrants have been treated as derivatives and recorded as liabilities carried at their fair value, with period to period changes in the fair value recorded as a gain or loss in the statement of operations. The Company treated the warrants as a liability upon their issuance.

As at June 30, 2010, the fair value of the warrant liability of $1,247,211 (December 31, 2009 – $108,800) was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 111-155%; risk free interest rate of 1.46%-1.52%; and expected term of 1.32-1.97 years. The revaluation increased the warrant liability by $254,513, increased change in warrant liability expense by $297,413 and resulted in a foreign exchange gain of $42,900 for the six months ended June 30, 2010.

(d)	Additional paid-in capital

A summary of changes in additional paid-in capital during the period ended June 30, 2010 is as follows:

Amount

Balance, December 31, 2009	$232,117
Stock-based compensation	89,079

Balance, March 31, 2010	321,196
Stock-based compensation	156,799

Balance, June 30, 2010	$477,995

6.	Related Party Transactions

(a)

Pursuant to an employment agreement dated December 1, 2007 which was subsequently amended on September 1, 2009, the Company paid an officer who is also a director of the Company, a salary of $9,000 and $18,000 for the three and six months ended June 30, 2010 respectively, (three and six months ended June 30, 2009 - $30,000 and $60,000) and an expense allowance of $140,000 and $146,000 for the three and six months ended June 30, 2010 respectively (three and six months ended June 30, 2009 - $22,500 and $45,000). Included in accounts payable and accrued liabilities as at June 30, 2010 was $nil (December 31, 2009 - $9,395) owing to this individual for expense reimbursement. This amount is unsecured, non-interest bearing with no fixed terms of repayment.

 BE Resources Inc.
 (A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
June 30, 2010
(unaudited)

6.	Related Party Transactions (continued)

(b)

During the three and six months ended June 30, 2010, the Company incurred fees for accounting services rendered of $5,827 and $13,919 respectively (three and six months ended June 30, 2009 - $1,924 and $3,732) charged by a corporation controlled by an officer of the Company. In addition, during the three and six months ended June 30, 2010, the Company incurred fees for corporate secretarial services rendered of $3,939 and $5,575 respectively (three and six months ended June 30, 2009 - $nil) charged by a corporation in which an officer of the Company is also an officer. Consulting fees of $6,000 and $12,000 for the three and six months ended June 30, 2010 respectively (three and six months ended June 30, 2009 - $6,000 and $12,000) was charged by this officer. Included in accounts payable and accrued liabilities as at June 30, 2010 is $1,887 (December 31, 2009 - $11,396) owing to the corporation controlled by this officer, $1,859 owing to the corporation in which this officer is also an officer and $nil (December 31, 2009 - $45,000) owing to this officer. These amounts are unsecured, non-interest bearing with no fixed terms of repayment.

The above transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

(c)

An officer of the Company purchased 33,333 units of the private placement financing completed on June 18, 2010 (note 5) at a price of Cdn$0.30 for gross proceeds of Cdn$10,000, on the same terms as other investors.

7.	Financial Instruments

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Cash deposits with a major Canadian chartered bank are insured by the Canadian Deposit Insurance Corporation up to Cdn$100,000. Cash deposits with a major U.S. bank are insured by the Federal Deposit Insurance Corporation up to $250,000. As at June 30, 2010, the Company held $2,085,961 and (December 31, 2009 - $555,313) with the major Canadian chartered bank and $11,780 (December 31, 2009 -$15,414) with the major U.S. bank.

Foreign Exchange Risk

Certain of the Company’s expenses were incurred in Canadian currency and are therefore subject to gains or losses due to fluctuations in this currency. As at June 30, 2010, the Company held cash of Cdn$2,293,893 ($2,154,654) denominated in Canadian dollars (December 31, 2009 - Cdn$569,616; $544,268); had accounts payable and accrued liabilities of Cdn$117,750 ($110,603) denominated in Canadian dollars (December 31, 2009 – Cdn$94,807; $90,588) and had a stock option and warrant liability of Cdn$1,849,222 ($1,737,011) denominated in Canadian currency (December 31, 2009 - Cdn$624,300; $596,500).

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

 BE Resources Inc.
 (A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
June 30, 2010
(unaudited)

8.	Subsequent events

	(i)	On July 2, 2010, the Company granted 300,000 stock options to a director, exercisable at $0.31 per share and expiring on July 2, 2015.

	(ii)	On July 2, 2010, the Company granted 300,000 stock options to a consultant, exercisable at $0.31 per share and expiring on July 2, 2012.

	(iii)	On August 5, 2010, the Company granted 100,000 stock options to a consultant exercisable at $0.30 per share and expiring on August 5, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

The following discussion updates our plan of operation as of August 12, 2010 for the remainder of the year. It also analyzes our financial condition at June 30, 2010 and compares it to our financial condition at December 31, 2009. The discussion also summarizes the results of our operations for the three and six months ended June 30, 2010 and 2009, and compares each period’s results to the results of the comparable prior period. The discussion in this Management's Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our unaudited interim financial statements and the notes thereto appearing in this report as well as the management's discussion and analysis and audited financial statements included in our annual report on the Form 10-K for the year ended December 31, 2009.

Plan of Operation

With the Warm Springs permit in hand, we are preparing to commence drilling on that property. We also intend to provide the required financial assurance which we believe will result in issuance of the permit at our Iron Mountain property. We then intend to commence drilling on that property. Assuming that this initial exploration confirms that a second phase of follow-up diamond core drilling is warranted, our two year program contemplates the drilling of a total of 50 additional holes at Warm Springs and the outlying hydrothermal areas. Once we commence our drilling program, we expect to incur significant additional expenses for drilling, and less in consulting fees.

As described in more detail below under “Liquidity and Capital Resources,” our pursuit of the drilling program is dependent upon receipt of additional working capital.

Liquidity and Capital Resources

As of June 30, 2010, we had working capital of $8,068, consisting of current assets of $2,123,305 and current liabilities of $2,115,237. Our working capital balance at June 30, 2010 represents an increase in working capital of $379,132 from December 31, 2009, and represents proceeds from the private placement, reduced by cash spent on operations, including consulting, professional and permitting fees and an increase in our stock option and warrant liability.

Substantially all of our current assets at June 30, 2010 consisted of cash, representing the remaining proceeds from our private placement completed on June 18, 2010. Our current liabilities at June 30, 2010 consisted of accounts payable, accrued liabilities and non-cash stock option and warrant liability. The stock option and warrant liability arises from the fact that the stock options and warrants issued by us to certain parties are denominated in a currency (Canadian dollars) other than our functional currency (U.S. dollars) and are recorded as a liability pursuant to ASC 718 and 815. If the stock option and warrant liability at June 30, 2010 of $1,737,011 is excluded from the calculation of our working capital, our working capital at that date would be $1,745,079.

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

We have financed all of our operations since inception through the sale of common stock and warrants. On June 18, 2010, we completed a brokered private placement financing of 10 million units for gross proceeds of Cdn$3,000,000 (US $2,930,260). The units were sold at a price of Cdn $0.30 (US $0.29) each. Each unit is comprised of one common share and one-half of one common share purchase warrant ("warrant”). Each full warrant entitles the holder thereof to purchase one common share for a period of two years at an exercise price of Cdn$0.50 per common share. Related issue costs totaled $369,343 including an 8% cash commission to the underwriter. In connection with the private placement, we granted 983,333 compensation warrants to the underwriter, exercisable at Cdn$0.30 for a period of two years.

During the six months ended June 30, 2010, our cash increased by $1,527,014. This resulted from the cash provided by the financing of $2,560,917, offset by cash used in operations of $1,033,903.

Off Balance Sheet Arrangements

As of June 30, 2010, we had no off-balance sheet arrangements or obligations that are likely to have a material effect on our financial condition, results of operation or business.

Results of Operations

Three months ended June 30, 2010 and 2009.

For the three months ended June 30, 2010, we realized a net loss of $1,451,975 (June 30, 2009: $181,897) or $0.04 per share (June 30, 2009: $0.01 per share), on no revenue. During the 2010 period there were increases in geological consulting fees, management and consulting fees, professional fees, change in warrant liability, stock-based compensation, transfer agent and filing fees and office and general expenses. Each of these items is analyzed in more detail immediately below:

  Geological consulting fees for the three months ended June 30, 2010 was $241,019 (three months ended June 30, 2009 - $35,550). The increase of $205,469 can be attributed to additional exploration work conducted on our property during the three months ended June 30, 2010 compared to the three months ended June 30, 2009;
  Management and consulting fees increased by $115,800 from the three months ended June 30, 2009 to the comparative period in 2010, primarily due to the revision of the Chief Executive Officer’s office allowance during the 2010 period which was retroactively granted;
  The increase of $371,576 in stock-based compensation and the increase in warrant liability of $373,946 during the three months ended June 30, 2010, compared to the same period in 2009, was mainly due to the revaluation of warrant liability and the vesting of a portion of the 2,000,000 stock options over the service period. The Company expenses the options over the service period which can create variances from one period to another.
  Professional fees for the three months ended June 30, 2010, was $151,833 (three months ended June 30, 2009 - $69,725). The increase of $82,108 can be attributed to additional accounting, legal and audit fees incurred during the three months ended June 30, 2010 associated with our status as a public reporting company;
  Transfer agent and filing fees for the three months ended June 30, 2010 was $28,996 (three months ended June 30, 2009 - $nil). The increase of $28,996 can be attributed to the cost associated with regulatory filings required during the three months ended June 30, 2010; and
  Office and general expenses increased by $69,594 from the three months ended June 30, 2009 to the comparative period in 2010 primarily from the portion of share issue costs related to the private placement which was expensed.

Six months ended June 30, 2010 and 2009.

For the six months ended June 30, 2010, we realized a net loss of $1,627,952 (June 30, 2009: $320,701) or $0.05 per share (June 30, 2009: $0.01 per share), on no revenue. During the 2010 period there were increases in geological consulting fees, management and consulting fees, professional fees, change in warrant liability, stock-based compensation, transfer agent and filing fees and office and general expenses. Each of these items is analyzed in more detail immediately below:

  Geological consulting fees for the six months ended June 30, 2010 was $413,579 (six months ended June 30, 2009 - $58,510). The increase of $355,069 can be attributed to efforts to obtain permits for exploration and additional exploration work conducted on our property during the six months ended June 30, 2010 compared to the six months ended June 30, 2009;
  Management and consulting fees increased by $95,772 from the six months ended June 30, 2009 to the comparative period in 2010, primarily due to the revision of the Chief Executive Officer’s office allowance during the 2010 period which was retroactively granted;

  The increase of $252,054 in stock-based compensation and the increase in warrant liability of $331,646 during the six months ended June 30, 2010, compared to the same period in 2009, was mainly due to the revaluation of the warrant liability and the vesting of a portion of the 2,000,000 stock options over the service period. The Company expenses the options over the service period which can create variances from one period to another.
  Professional fees for the six months ended June 30, 2010, was $249,346 (six months ended June 30, 2009 - $98,698). The increase of $150,648 can be attributed to additional accounting, legal and audit fees incurred during the six months ended June 30, 2010 associated with our status as a public reporting company;
  Transfer agent and filing fees for the six months ended June 30, 2010 was $45,044 (six months ended June 30, 2009 - $nil). The increase of $45,044 can be attributed to the cost associated with regulatory filings required during the six months ended June 30, 2010; and
  Office and general expenses increased by $55,953 from the six months ended June 30, 2009 to the comparative period in 2010 primarily from the portion of share issue costs related to the private placement which was expensed.

We expect to incur losses until such time, if ever, we identify commercial amounts of mineralized material and successfully extract such material for sale to third parties.

Please see “Plan of Operation” above for a description of costs and expenses that we expect to incur during 2010.

Accounting Policies Recently Adopted

In January 2010, the FASB issued Accounting Standards Update ("ASU") 2010-05, “Compensation - Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation,” which reflects the Securities and Exchange Commission’s views on overcoming the presumption that escrowed share arrangements represent compensation for certain shareholders. ASU 2010-05 did not contain an effective date. We do not expect the impact of adopting ASU 2010-05 on our financial position, results of operations or cash flows to be material.

Future Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which adds new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. ASU 2010-06 is effective for the first reporting period (including interim periods) beginning after December 15, 2010. We do not expect the impact of adopting ASU 2010-06 on our financial position, results of operations or cash flows to be material.

In April 2010, the FASB issued ASU 2010-13, "Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force". ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. We are currently assessing the future impact of this new accounting update on our financial statements.

Forward-Looking Statements

This report contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

  statements concerning the benefits that we expect will result from our business activities and certain transactions that we contemplate or have completed, such as receipt of proceeds, decreased expenses and avoided expenses and expenditures; and
  statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2010, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)

Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

BE RESOURCES INC.

/s/ David Q. Tognoni
By David Q. Tognoni, President and Chief Executive Officer
Dated: August 12, 2010

/s/ Carmelo Marrelli
By Carmelo Marrelli, Chief Financial Officer
Dated: August 12, 2010