Form 10-Q
period 2010-09-30
BE Resources Inc.
filed 2010-11-10
CIK 1438884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT

 For the transition period from _______ to ______

Commission File Number: 000-53811

BE RESOURCES INC.
(Exact Name of Registrant as Specified in its Charter)

Colorado	42-1737182
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

107 Hackney Circle, Elephant Butte, New Mexico, 87935
(Address of Principal Executive Offices) (Zip Code)

(575) 744-4014
Registrant's telephone number including area code

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

Yes [  ]             No [ X ]

Number of common shares outstanding at November 9, 2010: 43,593,258

BE Resources Inc.
Index

Part I: FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Balance Sheets at September 30, 2010 (unaudited) and December 31, 2009	2

	Statements of Operations for the three and nine months ended September 30, 2010 and 2009, and for the period from inception (February 3, 2004) to September 30, 2010 (unaudited)	3

	Statements of Cash Flows for the three and nine months ended September 30, 2010 and 2009, and for the period from inception (February 3, 2004) to September 30, 2010 (unaudited)	4

	Notes to Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4.	Controls and Procedures	21
Part II: OTHER INFORMATION
Item 6.	Exhibits	22

SIGNATURES		22

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Balance Sheets - Presented in US Dollars
	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets
Cash	$1,210,833	$570,727
Prepaid expenses, deposits and other receivables	118,755	-
Total current assets	1,329,588	570,727
Mineral rights	110,400	110,400
Reclamation bonds (note 3)	62,670	25,946
Equipment	-	95
Total assets	$1,502,658	$707,168
Liabilities
Current liabilities
Accounts payable (note 6)	$172,880	$255,826
Accrued liabilities (note 6)	217,076	89,465
Stock option and warrant liabilities (notes 5(b) and (c))	6,927,011	596,500
Total current liabilities	7,316,967	941,791
Asset retirement obligation	12,506	12,506
Total Liabilities	7,329,473	954,297
Commitment and contingencies (note 4)
Shareholders' (deficiency)
Preferred stock, no par value, 10,000,000 authorized,
none issued or outstanding	-	-
Common stock, no par value, 250,000,000 authorized,
42,945,000 and 32,945,000, issued and outstanding,
respectively (note 5(a))	7,434,371	5,636,536
Additional paid-in capital (note 5(d))	1,243,347	232,117
Deficit accumulated during the exploration stage	(14,504,533)	(6,115,782)
Total shareholders' (deficiency)	(5,826,815)	(247,129)
Total liabilities and shareholders' (deficiency)	$1,502,658	$707,168
Going Concern (note 1)

The accompanying notes are an integral part of these unaudited interim financial statements

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Statements of Operations - Presented in US Dollars
(Unaudited)
					Cumulative
					from inception
	For the 3 months		For the 9 months		(February 3, 2004)
	ended September 30,		ended September 30,		to September 30,
	2010	2009	2010	2009	2010
Revenues	$-	$-	$-	$-	$-
Operating expenses
Drilling	$63,392	$-	$63,392	$-	$884,763
Geological consulting fees	550,683	1,550	964,262	60,060	1,854,034
Fees, licenses and permits	114,380	118,320	114,240	126,742	569,098
Lease expense	-	-	-	-	72,566
Management and consulting fees	113,629	29,076	288,958	108,633	1,185,826
Office and general	22,616	25,186	125,416	72,033	578,210
Professional fees	81,020	86,519	330,366	185,217	1,099,317
Foreign exchange loss	71,908	33,900	97,358	42,809	401,514
Stock-based compensation (note 5(b))	2,052,518	(27,200)	2,311,496	(20,276)	3,027,213
Change in warrant liability (note 5(c))	3,681,500	-	4,013,146	-	4,013,146
Transfer agent and filing fees	3,408	-	48,452	-	104,645
Gain on disposition of equipment	-	-	-	-	(602)
Travel	5,745	13,338	31,570	25,618	135,039
Depreciation of equipment	-	276	95	830	9,387
Total Expenses	6,760,799	280,965	8,388,751	601,666	13,934,156
Other income and expenses
Interest and accretion expense	-	-	-	-	5,475
Financing costs	-	-	-	-	571,335
Dividend income	-	-	-	-	(6,433)
Net loss for the period	(6,760,799)	(280,965)	(8,388,751)	(601,666)	(14,504,533)
Deficit, beginning of period	(7,743,734)	(4,957,772)	(6,115,782)	(4,637,071)	-
Deficit, end of period	(14,504,533)	(5,238,737)	(14,504,533)	(5,238,737)	(14,504,533)
Net loss per share -
Basic and diluted	$(0.16)	$(0.01)	$(0.23)	$(0.02)
Weighted average number of shares outstanding	42,945,000	27,195,000	36,744,087	27,195,000

The accompanying notes are an integral part of these unaudited interim financial statements

BE Resources Inc. (A Continuation of the Operations of Great Western Exploration, LLC) (An Exploration Stage Entity) Statements of Cash Flows - Presented in US Dollars (Unaudited)
						Cumulative
						from inception
	For the 3 months			For the 9 months		(February 3, 2004)
	ended September 30,			ended September 30,		to September 30,
	2010		2009	2010	2009	2010
Cash flow from operating activities
Net loss for the period	$(6,760,799	) $	(280,965)	$(8,388,751)	$(601,666)	$(14,504,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,052,518		(27,200)	2,311,496	(20,276)	3,027,213
Foreign exchange loss	130,800		38,600	76,320	62,100	77,819
Change in warrant liability	3,681,500		-	4,013,146	-	4,013,146
Share issue costs	-		-	87,163	-	87,163
Common shares issued for services	-		-	-	-	60,102
Common shares issued for interest in exploration property	-		-	-	-	11,000
(Gain) on disposition of equipment	-		-	-	-	(602)
Accretion of asset retirement obligation	-		-	-	-	3,111
Depreciation of equipment	-		276	95	830	9,387
Write off of deferred costs	-		-	-	-	115,684
Increase in asset retirement obligation	-		-	-	-	9,395
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses, deposits and other receivables	(2,658)		1,438	(28,222)	471	(28,222)
(Increase) in reclamation bonds	-		-	(36,724)	-	(62,670)
Increase in accounts payable and accrued liabilities	11,731		70,347	44,666	103,015	321,655

Net cash (used in) operating activities	(886,908)		(197,504)	(1,920,811)	(455,526)	(6,860,352)

Cash flow from investing activities
Purchase of mineral rights	-		-	-	-	(110,400)
Purchase of equipment	-		-	-	-	(14,535)
Proceeds from sale of equipment	-		-	-	-	5,750

Net cash (used in) investing activities	-		-	-	-	(119,185)

The accompanying notes are an integral part of these unaudited interim financial statements

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Statements of Cash Flows (Continued) - Presented in US Dollars
(Unaudited)
					Cumulative
					from inception
	For the 3 months		For the 9 months		(February 3, 2004)
	ended September 30,		ended September 30,		to September 30,
	2010	2009	2010	2009	2010
Cash flow from financing activities
Issue of common shares and warrants	$-	$-	$2,930,260	$-	$9,155,780
Share issue costs	-	-	(369,343)	-	(1,164,267)
Deferred transaction costs	-	(31,959)	-	(61,573)	(87,505)
Cash provided by GWE to fund exploration operations	-	-	-	-	286,362
Net cash provided by (used in) financing activities	-	(31,959)	2,560,917	(61,573)	8,190,370
Increase (decrease) in Cash	(886,908)	(229,463)	640,106	(517,099)	1,210,833
Cash, beginning of period	2,097,741	235,339	570,727	522,975	-
Cash, end of period	$1,210,833	$5,876	$1,210,833	$5,876	$1,210,833
SUPPLEMENTARY INFORMATION
Non-cash investing and financing activities
Common shares issued for interest in mining lease	$-	$-	$-	$-	$11,000
Compensation warrants issued for services	$-	$-	$211,300	$-	$322,700
Common shares issued for services	$-	$-	$-	$-	$60,102
Change in accrued deferred transaction costs	$-	$90,506	$-	$147,508	$-
Net liabilities of BE Resources Inc. assumed in connection with the reverse merger transaction	$-	$-	$-	$-	$(30,123)

The accompanying notes are an integral part of these unaudited interim financial statements

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
September 30, 2010
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has an accumulated deficit of $14,504,533 as at September 30, 2010 and a net loss of $8,388,751, net cash flows used in operating activities of $1,920,811 and net cash flows provided by financing activities of $2,560,917 for the nine months ended September 30, 2010. The continuation of the Company as a going concern is dependent upon the continued financial support of its shareholders, the ability of the Company to obtain necessary financing to continue operations and to determine the existence, develop and successfully exploit economically recoverable reserves in its resource properties, confirm the Company’s interests in the underlying properties, and attain profitable operations. The Company plans to obtain additional equity financing to fund operations and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

These unaudited interim financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K filed on March 31, 2010 with the SEC. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

These financial statements are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as at September 30, 2010, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2010 and 2009. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year. Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
September 30, 2010
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

Loss Per Share

Basic loss per share is computed by dividing the loss for the period by the weighted average number of common shares outstanding during the period. The effect of potential issuances of common shares represented by outstanding derivative securities such as options and warrants would be anti-dilutive, and accordingly, outstanding basic and diluted loss per share are the same. See notes 5(b) and (c) for potentially dilutive securities outstanding as at September 30, 2010.

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

Foreign Currency Translation

The functional currency of the Company is the U.S. dollar. Certain monetary assets and liabilities of the Company denominated in Canadian dollars are translated into U.S. dollars at exchange rates in effect at the balance sheet dates. As at September 30, 2010, substantially all of the Company’s Canadian dollar denominated monetary assets and liabilities were comprised of cash. Non monetary assets and liabilities are remeasured at historical exchange rates, unless such items are carried at market, in which case they are translated at the exchange rates in effect on the balance sheet date. As at September 30, 2010, the Company did not have any non monetary assets and liabilities denominated in Canadian dollars. Revenues and expenses are remeasured at rates approximating the exchange rates in effect at the time of the transaction. During the three and nine months ended September 30, 2010, substantially all expenses were transacted in U.S. dollars.

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
September 30, 2010
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

The Company made a deposit in the amount of $36,724 during the nine months ended September 30, 2010 for the drilling permit for its Warm Springs Beryllium Property in New Mexico, U.S.A. On April 23, 2010, the Company was granted a permit by the New Mexico Mining and Minerals Division to begin drilling its Warm Springs Beryllium Property. The original permit allowed the Company to proceed with a 5 hole program up to 1,000 feet each hole. The permit has been modified to allow 4 of the 5 holes up to 2,000 feet each hole. This initial Phase I program is designed to confirm the outer dimensions of the beryllium bearing zone and determine the extent and size of beryllium mineralization.

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

Property Maintenance Costs

The Company will be required to incur property maintenance costs for its mineral rights. These costs are currently estimated at $137,440 for each year and include the following items:

(i) Annual fees of $140 per claim per year to maintain federal mining claims; and

(ii) Annual lease payments for state leases and the minimum annual royalty of $12,000 for the lease regarding the Sullivan property.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
September 30, 2010
(unaudited)

5.	Capital Stock

(a) Common stock

A summary of changes in common stock during the nine months ended September 30, 2010 is as follows:

	Number of
	Shares	Amount
Balance, December 31, 2009 and March 31, 2010	32,945,000	$5,636,536
Common shares issued for cash	10,000,000	2,930,260
Issue costs - cash	-	(282,180)
Issue of warrants	-	(688,600)
Issue of compensation warrants	-	(161,645)
Balance, September 30, 2010	42,945,000	$7,434,371

On June 18, 2010, the Company completed a brokered private placement financing of 10,000,000 units (the “Units”) at a price of Cdn$0.30 ($0.29) per Unit, for aggregate gross proceeds of Cdn$3,000,000 ($2,930,260). Each Unit is comprised of one common share of the Company (a “Common Share”) and one-half of one Common Share purchase warrant (a “Warrant”). Each full Warrant entitles the holder thereof to purchase one Common Share for a period of two years at an exercise price of Cdn$0.50 per Common Share. In connection with the sale of the Units, the Company paid a cash commission equal to 8% of the gross proceeds and issued 983,333 compensation warrants to purchase Units at a price of Cdn$0.30 per Unit for a period of two years from the closing of the private placement. Net proceeds of the private placement were allocated on a pro-rata basis between Common Shares and Warrants based on the relative fair values.

The grant date fair value of the 5,000,000 Warrants and 983,333 broker warrants was estimated using the Black-Scholes option pricing model to be $688,600 and $211,300 respectively. The assumptions used were: expected dividend yield of 0%; expected volatility of 155%; risk free interest rate of 1.52%; and expected term of 2 years.

(b) Stock options

The Company’s stock option plan (the “Plan”) was amended in June 2010 to provide for the grant of incentive and non-qualified stock options for up to 6,500,000 common shares to employees, consultants, officers and directors of the Company. All terms and conditions of the options are potentially the same for consultants as well as internal employees and directors. Options are granted for a term of up to five years from the date of grant. The vesting conditions were also amended in June 2010. There are 140,000 stock options available for grant as at September 30, 2010.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
September 30, 2010
(unaudited)

5.	Capital Stock (continued)

(b) Stock options (continued)

A summary of changes in stock options during the nine months ended September 30, 2010 is as follows:

		Weighted average	Weighted average
	Number of	Exercise Price	Exercise Price
	Stock Options	US	CDN
Balance, December 31, 2009	3,960,000	$0.25	$0.26
Granted	2,900,000	$0.31	$0.32
Expired	(125,000)	$0.30	$0.31
Forfeited	(375,000)	$0.30	$0.31
Balance, September 30, 2010	6,360,000	$0.28	$0.28

As at September 30, 2010, the following stock options were outstanding:

	Options	Options	Exercise	Expiration
Date of Grant	Granted	Exercisable	Price	Date
December 7, 2007	3,560,000	3,560,000	CDN $0.25 (US $0.24)	December 7, 2012
November 12, 2009	400,000	200,000	US $0.35	November 12, 2014
January 5, 2010	400,000	200,000	US $0.30	January 5, 2015
April 21, 2010	500,000	125,000	US $0.20	April 21, 2012
May 11, 2010	500,000	125,000	US $0.30	May 11, 2012
June 7, 2010	200,000	200,000	US $0.30	June 7, 2015
July 2, 2010	300,000	-	US $0.31	July 2, 2012
July 2, 2010	300,000	300,000	US $0.31	July 2, 2015
August 5, 2010	100,000	100,000	US $0.30	August 5, 2012
September 27, 2010	100,000	100,000	US $1.05	September 27, 2012
	6,360,000	4,910,000

As at September 30, 2010, the weighted average exercise price is $0.28. As at September 30, 2010, the weighted average remaining contractual life is 2.52 years.

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

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
September 30, 2010
(unaudited)

5.	Capital Stock (continued)

(b) Stock options (continued)

During the nine months ended September 30, 2010, the Company granted the following:

(i)

900,000 options for consulting services at an exercise price of $0.30 that expire on January 5, 2015. The options vest 25% on the date of grant and 25% every six months thereafter over a period of eighteen months as long as the consultant continues to provide services to the Company. The weighted average grant date fair value of these options was $0.29 per share. The assumptions used to estimate the fair value are as follows: expected dividend yield of 0%; expected volatility of 127%; risk free interest rate of 2.56%; and expected term of 5 years. 500,000 of these options were either expired or failed to vest during the nine months ended September 30, 2010.

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

(v)

300,000 options for consulting services at an exercise price of $0.31 that expire on July 2, 2012. The options vest 25% every three months from the date of grant over a period of twelve months as long as the consultant continues to provide services to the Company. The weighted average grant date fair value of these options was $0.21 per share. The assumptions used to estimate the fair value are as follows: expected dividend yield of 0%; expected volatility of 152%; risk free interest rate of 0.63%; and expected term of 2 years.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
September 30, 2010
(unaudited)

5.	Capital Stock (continued)

	(b)	Stock options (continued)

(vi)

300,000 options for consulting services at an exercise price of $0.31 that expire on July 2, 2015. The options vested immediately. The weighted average grant date fair value of these options was $0.25 per share. The assumptions used to estimate the fair value are as follows: expected dividend yield of 0%; expected volatility of 127%; risk free interest rate of 1.82%; and expected term of 5 years.

(vii)

100,000 options for consulting services at an exercise price of $0.30 that expire on August 5, 2012. The options vested immediately. The weighted average grant date fair value of these options was $0.24 per share. The assumptions used to estimate the fair value are as follows: expected dividend yield of 0%; expected volatility of 158%; risk free interest rate of 0.53%; and expected term of 2 years.

(viii)

100,000 options for consulting services at an exercise price of $1.05 that expire on September 27, 2012. The options vested immediately. The weighted average grant date fair value of these options was $0.75 per share. The assumptions used to estimate the fair value are as follows: expected dividend yield of 0%; expected volatility of 149%; risk free interest rate of 0.44%; and expected term of 2 years.

The Company has determined that 2,200,000 stock options granted during the year ended December 31, 2007 and denominated in Canadian dollars were effectively indexed to the exchange rate between the Canadian dollar and the U.S. dollar, the functional currency of the Company, in addition to the price of its common stock. As a result, these stock options have been classified as liabilities and are remeasured at the end of each reporting period until settlement. As at September 30, 2010, the fair value of the liability of $1,898,500 (December 31, 2009 - $487,700) was estimated based on the following assumptions: expected dividend yield of 0% (2009 - 0%); expected volatility of 148% (2009 - 133%); risk free interest rate of 0.42% (2009 -1.7%); and expected life of 2.19 years (2009 - 2.94 years). The revaluation increased the stock option liability by $1,408,700, increased stock-based compensation by $1,377,700 and resulted in a foreign exchange loss of $31,000 for the nine months ended September 30, 2010.

During the nine months ended September 30, 2010, $2,311,496 was expensed (2009 -$20,776 recovered) as stock based compensation and consisted of expense related to vesting of fair value at grant date, expense related to the revaluation of consultants' options and revaluation of stock options denominated in Canadian dollars.

(c)	Warrants

A summary of changes in warrants during the period ended September 30, 2010 is as follows:

		Weighted average	Weighted average
	Number of	Exercise Price	Exercise Price
	Warrants	US	CDN
Balance, December 31, 2009	575,000	$0.29	$0.30
Issued (note 5(a))	5,983,333	$0.46	$0.47
Balance, September 30, 2010	6,558,333	$0.44	$0.45

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
September 30, 2010
(unaudited)

5.	Capital Stock (continued)

(c)	Warrants (continued)

As at September 30, 2010, the following warrants were outstanding:

Expiry Date	Number of	Exercise	Fair Value
	warrants	Price	on Issue Date
October 26, 2011	500,000	CDN$0.30 (US $0.29)	$94,600
November 13, 2011	75,000	CDN$0.30 (US $0.29)	14,200
June 18, 2012	5,000,000	CDN$0.50 (US $0.49)	671,789
June 18, 2012	983,333	CDN$0.30 (US $0.29)	260,587
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

As at September 30, 2010, the fair value of the warrant liability of $5,028,511 (December 31, 2009 –$108,800) was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 122-152%; risk free interest rate of 0.42%-0.27%; and expected term of 1.07-1.72 years. The revaluation increased the warrant liability by $4,069,466, increased change in warrant liability expense by $4,013,146 and resulted in a foreign exchange loss of $56,320 for the nine months ended September 30, 2010.

(d)	Additional paid-in capital

A summary of changes in additional paid-in capital during the nine months ended September 30, 2010 is as follows:

Amount
Balance, December 31, 2009	$232,117
Stock-based compensation	89,079
Balance, March 31, 2010	321,196
Stock-based compensation	156,799
Balance, June 30, 2010	477,995
Stock-based compensation	765,352
Balance, September 30, 2010	$1,243,347

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
September 30, 2010
(unaudited)

6.	Related Party Transactions

(a)

Pursuant to an employment agreement dated December 1, 2007 which was subsequently amended on September 1, 2009, the Company paid an officer who is also a director of the Company, a salary of $9,000 and $27,000 for the three and nine months ended September 30, 2010, respectively (three and nine months ended September 30, 2009 - $23,000 and $83,000 respectively) and an expense allowance of $45,000 and $191,000 for the three and nine months ended September 30, 2010, respectively (three and nine months ended September 30, 2009 - $15,488 and $60,488 respectively). Included in accounts payable and accrued liabilities as at September 30, 2010 was $2,195 (December 31, 2009 - $9,395) owing to this individual for expense reimbursement. This amount is unsecured, non-interest bearing with no fixed terms of repayment.

(b)

During the three and nine months ended September 30, 2010, the Company incurred fees for accounting services rendered of $6,092 and $20,011, respectively (three and nine months ended September 30, 2009 - $2,415 and $6,147 respectively) charged by a corporation controlled by an officer of the Company. In addition, during the three and nine months ended September 30, 2010, the Company incurred fees for corporate secretarial services rendered of $3,656 and $9,231, respectively (three and nine months ended September 30, 2009 - $nil) charged by a corporation in which an officer of the Company is also an officer. Consulting fees of $6,000 and $18,000 for the three and nine months ended September 30, 2010 respectively (three and nine months ended September 30, 2009 - $6,000 and $18,000 respectively) was charged by this officer. Included in accounts payable and accrued liabilities as at September 30, 2010 is $2,556 (December 31, 2009 - $11,396) owing to the corporation controlled by this officer, $1,388 owing to the corporation in which this officer is also an officer and $nil (December 31, 2009 - $45,000) owing to this officer. These amounts are unsecured, non-interest bearing with no fixed terms of repayment.

The above transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

(c)

An officer of the Company purchased 33,333 units of the private placement financing completed on June 18, 2010 (note 5(a)) at a price of Cdn$0.30 for gross proceeds of Cdn$10,000, on the same terms as other investors.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
September 30, 2010
(unaudited)

7.	Financial Instruments

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Cash deposits with a major Canadian chartered bank are insured by the Canadian Deposit Insurance Corporation up to Cdn$100,000. Cash deposits with a major U.S. bank are insured by the Federal Deposit Insurance Corporation up to $250,000. As at September 30, 2010, the Company held $1,143,464 (December 31, 2009 - $555,313) with the major Canadian chartered bank and $67,369 (December 31, 2009 - $15,414) with the major U.S. bank.

Foreign Exchange Risk

Certain of the Company’s expenses were incurred in Canadian currency and are therefore subject to gains or losses due to fluctuations in this currency. As at September 30, 2010, the Company held cash of Cdn$1,176,082 ($1,142,916) denominated in Canadian dollars (December 31, 2009 - Cdn$569,616; $544,268); had accounts payable and accrued liabilities of Cdn$67,064 ($65,173) denominated in Canadian dollars (December 31, 2009 – Cdn$94,807; $90,588) and had a stock option and warrant liability of Cdn$7,429,935 ($7,220,411) denominated in Canadian currency (December 31, 2009 - Cdn$624,300; $596,500).

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

8.	Subsequent events

(i) On October 4, 2010, the Company granted 100,000 stock options to a consultant, exercisable at $1.04 per share and expiring on October 4, 2012.

(ii) Subsequent to the quarter-end, 188,258 warrants and 460,000 stock options were exercised for gross proceeds of $201,727.

(iii)

On November 3, 2010, the Company elected to accelerate the expiry of its Series 2010-I warrants (of which 5,000,000 were issued on June 18, 2010 as part of a private placement of units, and up to 492,167 are issuable upon the exercise of compensation options issued in connection with such private placement). The warrants will now expire at 3:30 p.m. (Toronto time) on December 1, 2010. Each warrant entitles the holder to purchase one common share at a price of Cdn$0.50 per share.

Under the terms of the warrants, the Company has the right to accelerate the expiry of the warrants in the event that the closing price of the Company’s common shares on the TSX Venture Exchange equals or exceeds Cdn$0.75 for a period of ten consecutive trading days (“Acceleration Event”). If the Acceleration Event occurs, the warrants provide that the Company may, within five days of such occurrence, notify holders of the early expiry of the warrants and thereafter, such warrants will expire at 3:30 p.m. (Toronto time) on the date which is twenty-one days after the date of the notice. As of November 3, 2010, the closing price of the common shares of the Company has exceeded Cdn$0.75 in the prior ten consecutive trading days.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

The following discussion updates our plan of operation as of November 9, 2010 for the remainder of the year. It also analyzes our financial condition at September 30, 2010 and compares it to our financial condition at December 31, 2009. The discussion also summarizes the results of our operations for the three and nine months ended September 30, 2010 and 2009, and compares each period’s results to the results of the comparable prior period. The discussion in this Management's Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our unaudited interim financial statements and the notes thereto appearing in this report as well as the management's discussion and analysis and audited financial statements included in our annual report on the Form 10-K for the year ended December 31, 2009.

Plan of Operation

With the Warm Springs permit in hand, we have commenced drilling on that property. We also intend to provide the required financial assurance which we believe will result in issuance of the permit at our Iron Mountain property. We then intend to commence drilling on that property. Assuming that this initial exploration confirms that a second phase of follow-up diamond core drilling is warranted, our two year program contemplates the drilling of a total of 50 additional holes at Warm Springs and the outlying hydrothermal areas. As we commence our drilling program, we expect to incur significant additional expenses for drilling, and less in consulting fees.

As at November 9, 2010, we had approximately $821,500 funds available to spend over the next year. We anticipate to spend the funds as follows: $450,000 for drilling and compliance; $12,000 for lease maintenance; and $359,500 for other working capital items (includes management and consulting fees and other corporate overhead).

We anticipate to obtain additional working capital from the exercise of warrants and stock options. If fully exercised, these warrants and options would provide additional financing of $4,035,090. As at November 9, 2010, gross proceeds from the exercise of warrants and options were $201,727.

Liquidity and Capital Resources

As of September 30, 2010, we had a deficit in working capital of $5,987,379, consisting of current assets of $1,329,588 and current liabilities of $7,316,967. Our working capital deficit at September 30, 2010 represents an increase in our working capital deficit of $5,616,315 from December 31, 2009. The increased deficit represents proceeds from the private placement completed in June 2010, reduced by cash spent on operations, including consulting, professional and permitting fees and an increase in our stock option and warrant liability.

Substantially all of our current assets at September 30, 2010 consisted of cash, representing the remaining proceeds from our private placement completed on June 18, 2010. Our current liabilities at September 30, 2010 consisted of accounts payable, accrued liabilities and non-cash stock option and warrant liabilities. The stock option and warrant liabilities arise from the fact that the stock options and warrants issued by us to certain parties are denominated in a currency (Canadian dollars) other than our functional currency (U.S. dollars) and are recorded as a liability pursuant to ASC 718 and 815. If the stock option and warrant liabilities at September 30, 2010 of $6,927,011 are excluded from the calculation of our working capital, our working capital at that date would be $939,632.

Our longer term ability to carry out our business plan is dependent on our ability to achieve profitable operations or to obtain additional financing. Due to the fact that we are an exploration stage company, have no established source of revenue and are dependent on receipt of additional financing, our independent accountants have raised substantial doubt about our ability to continue as a going concern. As of November 9, 2010, we estimate, based on the cash on hand at that time, that we have sufficient funding to continue our operations until December 2011, following which we expect to solicit additional financing. Our outstanding warrants and outstanding exercisable stock options may provide some additional capital. If all those warrants and stock options are exercised, of which there is no assurance, we would obtain additional proceeds of $4,035,090.

We have financed all of our operations since inception through the sale of common stock and warrants and expect that to be the case for the foreseeable future. On June 18, 2010, we completed a brokered private placement financing of 10 million units for gross proceeds of Cdn$3,000,000 (US $2,930,260). The units were sold at a price of Cdn $0.30 (US $0.29) each. Each unit is comprised of one common share and one-half of one common share purchase warrant ("warrant”). Each full warrant entitles the holder thereof to purchase one common share for a period of two years at an exercise price of Cdn$0.50 per common share. Related cash issue costs totaled $369,343 including an 8% cash commission to the underwriter. In connection with the private placement, we granted 983,333 compensation warrants to the underwriter, exercisable into units at Cdn$0.30 for a period of two years.

During the nine months ended September 30, 2010, our cash increased by $640,106. This resulted from the cash provided by the financing of $2,560,917, offset by cash used in operations of $1,920,811.

Off Balance Sheet Arrangements

As of September 30, 2010, we had no off-balance sheet arrangements or obligations that are likely to have a material effect on our financial condition, results of operation or business.

Results of Operations

Three months ended September 30, 2010 and 2009.

For the three months ended September 30, 2010, we realized a net loss of $6,760,799 (September 30, 2009: $280,965) or $0.16 per share (September 30, 2009: $0.01 per share), on no revenue. During the 2010 period there were increases/decreases in drilling, geological consulting fees, management and consulting fees, professional fees, change in warrant liability and stock-based compensation. Each of these items is analyzed in more detail immediately below:

  Drilling for the three months ended September 30, 2010 was $63,392 (three months ended September 30, 2009 - $nil). The increase of $63,392 can be attributed to commencement of drilling on the Warm Spring Beryllium Project during the three months ended September 30, 2010 while no drilling had commenced in the three months ended September 30, 2009;

  Geological consulting fees for the three months ended September 30, 2010 was $550,683 (three months ended September 30, 2009 - $1,550). The increase of $549,133 can be attributed to additional exploration work conducted on our property during the three months ended September 30, 2010 compared to the three months ended September 30, 2009;

  Management and consulting fees increased by $84,553 for the three months ended September 30, 2010 compared to the comparative period in 2009, primarily due to the revision of the Chief Executive Officer’s office allowance during the 2010 period which was retroactively granted;

  The increase of $2,079,718 in stock-based compensation and the increase in warrant liability of $3,681,500 during the three months ended September 30, 2010, compared to the same period in 2009, was mainly due to the revaluation of warrant liability and the vesting of a portion of the 2,200,000 stock options over the service period. The Company expenses the options over the service period which can create variances from one period to another.

  Professional fees for the three months ended September 30, 2010, was $81,020 (three months ended September 30, 2009 - $86,519). The decrease of $5,499 can be attributed to timing of work performed during the three months ended September 30, 2010;

Nine months ended September 30, 2010 and 2009.

For the nine months ended September 30, 2010, we realized a net loss of $8,388,751 (September 30, 2009: $601,666) or $0.23 per share (September 30, 2009: $0.02 per share), on no revenue. During the 2010 period there were increases in drilling, geological consulting fees, management and consulting fees, professional fees, change in warrant liability, stock-based compensation, transfer agent and filing fees and office and general expenses. Each of these items is analyzed in more detail immediately below:

  Drilling for the nine months ended September 30, 2010 was $63,392 (nine months ended September 30, 2009 - $nil). The increase of $63,392 can be attributed to commencement of drilling on the Warm Spring Beryllium Project during the nine months ended September 30, 2010 while no drilling had commenced in the nine months ended September 30, 2009;

  Geological consulting fees for the nine months ended September 30, 2010 was $964,262 (nine months ended September 30, 2009 - $60,060). The increase of $904,202 can be attributed to efforts to obtain permits for exploration and additional exploration work conducted on our property during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009;

  Management and consulting fees increased by $180,325 for the nine months ended September 30, 2010 compared to the comparative period in 2009, primarily due to the revision of the Chief Executive Officer’s office allowance during the 2010 period which was retroactively granted;

  The increase of $2,331,772 in stock-based compensation and the increase in warrant liability of $4,013,146 during the nine months ended September 30, 2010, compared to the same period in 2009, was mainly due to the revaluation of the warrant liability and the vesting of a portion of the 2,200,000 stock options over the service period. The Company expenses the options over the service period which can create variances from one period to another.

  Professional fees for the nine months ended September 30, 2010, was $330,366 (nine months ended September 30, 2009 - $185,217). The increase of $145,149 can be attributed to additional accounting, legal and audit fees incurred during the nine months ended September 30, 2010 associated with our status as a public reporting company;

  Transfer agent and filing fees for the nine months ended September 30, 2010 was $48,452 (nine months ended September 30, 2009 - $nil). The increase of $48,452 can be attributed to the cost associated with regulatory filings required during the nine months ended September 30, 2010; and

  Office and general expenses increased by $53,383 from the nine months ended September 30, 2009 to the comparative period in 2010 primarily from the portion of share issue costs related to the private placement which was expensed.

We expect to incur losses until such time, if ever, we identify commercial amounts of mineralized material and successfully extract such material for sale to third parties.

Please see “Plan of Operation” above for a description of costs and expenses that we expect to incur during the remainder of 2010.

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

  statements concerning our expectations about exploration results;

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

ITEM 4. CONTROLS AND PROCEDURES

(a)

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2010, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)

Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

BE RESOURCES INC.

/s/ David Q. Tognoni
By David Q. Tognoni, President and Chief Executive Officer
Dated: November 9, 2010

/s/ Carmelo Marrelli
By Carmelo Marrelli, Chief Financial Officer
Dated: November 9, 2010