Form 10-K
period 2010-12-31
BE Resources Inc.
filed 2011-03-31
CIK 1438884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Common Stock, no par value
Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ]      No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ]     No [X]

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]     No [   ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]     No [X]

As of June 30, 2010, the last business day of the registrant’s second fiscal quarter, the aggregate market value of the registrant’s common equity held by non-affiliates was $11,150,524 based on the closing price of $0.29 per share as reported on the TSX Venture Exchange. As of March 29, 2011, there were 50,045,750 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14 of this report.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and applicable Canadian securities laws. When used in this report, the words “plan,” “target,” “anticipate,” “believe,” “estimate,” “intend,” “expect” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, the statements regarding BE Resources Inc.’s strategy, future plans for exploration, future expenses and costs, future liquidity and capital resources, and estimates of mineralized material. All forward-looking statements in this report are based upon information available to BE Resources Inc. on the date of this report, and the company assumes no obligation to update any such forward-looking statements whether as a result of new information, future events or otherwise. Forward-looking statements involve a number of risks and uncertainties, and there can be no assurance that such statements will prove to be accurate. BE Resources Inc.’s actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Item 1A. Risk Factors” section of this Form 10-K.

In addition to the specific factors identified under “Item 1A. Risk Factors” in this report, other uncertainties that could affect the accuracy of forward-looking statements include:

  decisions of foreign countries and banks within those countries;
  unexpected changes in business and economic conditions;
  changes in interest and currency exchange rates;
  timing and amount of production, if any;
  technological changes in the mining industry;
  our costs;
  changes in exploration and overhead costs;
  access to and availability of materials, equipment, supplies, labor and supervision, power and water;
  results of future exploration and feasibility studies;
  the level of demand for our products;
  changes in our business strategy;
  local and community impact;
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

ii

CONVERSION FACTORS

The following units of measure may be used in this report:

To Convert From	To	Multiply By
Feet	Metres	0.305
Metres	Feet	3.281
Miles	Kilometres	1.609
Kilometres	Miles	0.6214
Acres	Hectares	0.405
Hectares	Acres	2.471
Grams	Ounces (Troy)	0.03215
Grams/Tonne	Ounces (Troy)/Short Ton	0.02917
Tonnes (metric)	Pounds	2,204.62
Tonnes (metric)	Short Tons	1.1023
Parts per million	Percent (%)	0.0001
Percentage	Parts per million	10,000
Grams/Tonne	Parts per billion	1,000
Parts per billion	Grams/Tonne	0.001
Parts per million	Grams/Tonne	1.0
*United States Dollar (U.S.$) (1)	Canadian Dollar (Cdn$)	0.99

__________________________
(1) The applicable exchange rate is based upon the noon buying rate of the Bank of Canada as of December 31, 2010. Note that specific calculations pertaining to the disclosure of particular transactions or events throughout this report may utilize an exchange rate different from that set forth above as may be appropriate under the circumstances. In the event a different exchange rate is utilized, the applicable exchange rate and the date will be set forth in a footnote to the disclosure. As of March 30, 2011, the applicable exchange rate was U.S.$1 = Cdn$ 0.9761.

iii

PART I

ITEM 1. BUSINESS

History and Organization

BE Resources Inc. (“we,” “us,” “BE” or the “Company”) is a mineral exploration company engaged in the exploration and evaluation of mineral properties in the State of New Mexico. We were incorporated under the laws of the State of Colorado on August 8, 2007. On October 1, 2007, we acquired a 100% interest in mineral leases and claims covering an area of approximately 20,000 acres in the State of New Mexico (the “Acquired Property”) from Great Western Exploration, LLC (“GWE”). In May 2008, we staked 690 additional lode claims overlying certain of the association placer claims previously acquired from GWE, of which 5 were subsequently dropped and in 2010, we staked an additional 207 lode claims. We refer to the mineral leases and claims acquired from GWE along with the additional claims staked by us as the “New Mexico Beryllium Project.” We were organized primarily to evaluate the grade and tonnage of beryllium in the New Mexico Beryllium Project.

We completed our initial public offering on October 26, 2009 by selling 5,750,000 shares of common stock at a price of Cdn$0.30 per share for gross proceeds of Cdn$1,725,000. Trading of our common stock commenced on the TSX -Venture Exchange on October 26, 2009 under the symbol “BER-V.”

Our principal office address is 107 Hackney Circle, Elephant Butte, New Mexico 87935. Our registered and records office address is 1700 Broadway, Suite 2100, Denver, Colorado 80290 and our telephone number is (575) 744-4014. We maintain a web site at www.beresources.com. We do not make available on our website the periodic filings we make with the Securities and Exchange Commission (“SEC”) or Canadian regulatory authorities. However, you can view the periodic filings on the SEC’s website at www.sec.gov or on the System for Electronic Document Analysis and Retrieval (“SEDAR”). We will also deliver free of charge to any interested party in either paper or electronic form our periodic reports upon written or oral request to our corporate secretary.

Recent Developments

Drilling at Warm Springs. In September 2010, pursuant to permits granted by the New Mexico Energy, Minerals and Natural Resource Department, Mining and Minerals Division (“MMD”), we commenced drilling at the Warm Springs area of our New Mexico Beryllium Project. Our initial drilling effort consisted of five core holes in an area of the property previously identified by the United States Bureau of Mines (“USBM”) as containing higher than average amounts of beryllium and identified a zone of mineralization in excess of 100 feet thick. This initial phase of the drilling program was designed to confirm the outer dimensions of the beryllium-bearing zone and to determine the extent and size of the beryllium mineralization.

As the results of the initial 5-hole program were inconclusive, we applied for, and were granted, a modification to our original permit to drill an additional twelve holes within the boundaries of the initial permit area. The specific target of this second phase will be the area surrounding the first hole drilled in the 5-hole program. The holes in the second phase are anticipated to range in depth from 200 to 650 feet and will be spaced on a 75-foot grid around and extending to the north of the first drill hole. As of March 30, 2011, we are also working with the MMD as they review permitting for an additional eight holes.

The Warm Springs area consists of 680 acres located in Socorro County, New Mexico. The vast majority of this area, totaling 520 acres, is privately owned by the Sullivan family and leased to us (the “Sullivan Lease”). Additionally, we are the holder of New Mexico State mining leases and various lode and association placer claims in the area which we acquired as part of the Acquired Property from GWE. In June 2009, we obtained a technical report on the Warm Springs area recognizing the presence of beryllium mineralization in amounts greater than what would be expected in average soil samples. The Technical Report is discussed in more detail in “Item 2. Properties.”

The remaining portions of our New Mexico Beryllium Project, which we refer to as the outlying hydrothermal areas, consist of three state mining leases and 817 unpatented mining claims located in Socorro County and Sierra County, New Mexico. The unpatented mining claims are located on land owned by the United States Department of Interior, Bureau of Land Management, which we refer to as the “BLM”. The outlying hydrothermal areas lie to the south and east of the Warm Springs area and total approximately 19,008 acres. We acquired the three state leases and 132 of the unpatented mining claims as part of our acquisition transaction with GWE. The remaining unpatented mining claims were staked by us in 2008 and in 2010.

The exploration permits allowing us to drill on the outlying hydrothermal areas were approved in 2010. However, since our current efforts are focused on the Warm Springs area, we have elected not to post the bonds required to commence drilling under those permits. We believe that we can pay those bonds and commence drilling at our discretion.

Additional Financing. In June 2010, we completed a private placement in which we sold 10 million units at a price of Cdn$0.30 per unit for gross proceeds of Cdn$3,000,000. Each unit sold in the placement consisted of one share of our common stock and one-half of one common stock purchase warrant. Each warrant entitled the holder to purchase an additional share of common stock at a price of Cdn$0.50 per share. As part consideration for services rendered in the placement, we issued compensation options to the placement agent and other members of the selling group to purchase up to 983,334 units at a price of Cdn$0.30 per unit.

In December 2010, we accelerated the expiration date of the warrants issued in connection with the placement and sold an additional 4,960,000 shares of our common stock pursuant to the exercise of those warrants. At the same time, we completed the sale of an additional 1,590,750 shares of our common stock pursuant to the exercise of compensation options issued to the placement agent and members of the selling group in connection with the placement, together with the exercise of warrants received upon exercise of the compensation options. Total proceeds from these transactions in December were Cdn$3,051,808. We have used proceeds from the original placement, and intend to use proceeds from the exercise of the compensation options and the warrants, to continue our exploration activities and for general corporate purposes.

Overview of the Beryllium Market

Beryllium is a lightweight metal possessing unique mechanical and thermal properties. According to the U.S. Department of the Interior's 2008 Minerals Yearbook (the "Yearbook"), the physical and mechanical properties of beryllium include high stiffness-to-weight and strength-to-weight ratios, stability within a broad range of temperatures, resistance to corrosion and fatigue, excellent electric conductivity and one of the highest melting points of all light metals. Beryllium products are used in a variety of high performance applications in the defense, aerospace, industrial, scientific equipment, electronics (including acoustics), medical, automotive, optical scanning and oil and gas markets. It is estimated that close to half of the beryllium sold is used in computer and telecommunications products, with the remainder used in aerospace and defense applications, automotive electronics, industrial components and other applications.

Only two beryllium minerals are commercially important: bertrandite, which contains less than 1% beryllium (and approximately 40% beryllium oxide or BeO) and is the principal beryllium mineral mined in the United States, and beryl, which contains about 4% beryllium and is the principal beryllium mineral mined outside of the United States (“U.S.”). According to the Yearbook, the U.S. is one of only three countries known to process beryllium ores and concentrates into beryllium products. A subsidiary of Materion Corporation, formerly Brush Engineered Materials Inc. produces beryllium hydroxide from bertrandite mined from open pit mines in the Spor Mountain area of Utah and from purchased beryl ore. The beryllium hydroxide is used as a raw material to make beryllium-copper master alloy, beryllium metal or beryllium oxide.

According to the Yearbook, beryl is frequently stockpiled for later processing. China is thought to be a significant producer, but does not report its beryl production. As a result, world production and the U.S. share of world production have a high degree of uncertainty. According to the Yearbook, the United States accounted for 89% of estimated world production in 2008.

Large quantities of beryllium are imported and exported annually on the world market. Since a very limited public market and essentially no spot or futures market exists for beryllium trading, beryllium is priced based on the negotiated price in private contracts between the mine and the producer. Thus, the price largely reflects the operating expenses, supply and demand of beryllium at the time it is being sold. The most recent report on beryllium prices by the United States Geological Survey discloses that estimates of beryllium prices rose from $154 per pound in 2009 to $230 per pound in 2010. However, the report states that these figures may not reflect true transaction prices as they represent estimates of the prices extrapolated from the price of a beryllium alloy.

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

Exploration and potential development of the mineral interests controlled by us are governed by both federal and New Mexico state laws. A comprehensive body of law requires the securing of various permits relating to the exploration of mineral properties and the operation of mines at both the federal and state level. In order to secure a permit involving any federal lands, the National Environmental Policy Act (federal) may require the preparation of an Environmental Assessment (“EA”) or an Environmental Impact Statement (“EIS”) for any potential development of a mining site. Generally, an EA briefly outlines the need for the proposed action, evaluates the environmental impacts of the proposed action and potential alternatives, and provides a listing of agencies and persons consulted in preparing the EA. If the EA results in a determination that the environmental consequences of the proposed exploration may be significant, an EIS is required to be prepared. An EIS analyzes the environmental impact of the proposed action in greater detail, describes any adverse environmental effects which cannot be avoided should the proposed action be implemented and provides alternatives to the proposed action. The preparation of the EIS is generally a collaborative effort between the federal and state government with a primary agency from the state or federal government taking the lead role in the development of the EIS and acting to secure input and coordinate action between the agencies.

At the state level, environmental matters fall under the Environmental Improvement Act and the New Mexico Mining Act (“Act”) which is administered by the MMD and the New Mexico Department of Energy, Minerals and Natural Resources under regulations contained in the New Mexico Administrative Code. Permits are required for mineral exploration and mining activities, and applicants for permits must demonstrate that their activities will be in compliance with all state and federal environmental laws and regulations. Applicants must provide detailed site assessments, reclamation plans and address approximately 24 additional requirements, including potential impacts on the site, surface water, groundwater, wildlife, nearby communities, traditional cultural and historic properties, and others, as set out in NMSA 1978 §§ 69-36-1, et seq. The Act also provides for significant public input and input from various state and federal agencies regarding the project.

Environmental and Other Matters

Like all other mining companies doing business in the U.S., we are subject to a variety of federal, state and local statutes, rules and regulations designed to protect the quality of the air and water, and threatened or endangered species, in the vicinity of our operations. These include “permitting” or pre-operating approval requirements designed to ensure the environmental integrity of a proposed mining facility, operating requirements designed to mitigate the effects of discharges into the environment during exploration and any mining operations, and reclamation or post-operation requirements designed to remediate the lands affected by a mining facility once commercial mining operations have ceased. Following completion of any exploration or development activities at the New Mexico Beryllium Project, we will also have to comply with the reclamation program under the Act to return the land to its original state.

Federal legislation in the U.S. and implementing regulations adopted and administered by the Environmental Protection Agency, the Forest Service, the BLM, the Fish and Wildlife Service, the Army Corps of Engineers and other agencies — in particular, legislation such as the federal Clean Water Act, the Clean Air Act, the National Environmental Policy Act, the Endangered Species Act, the National Forest Management Act, the Wilderness Act, the Resource Conservation and Recovery Act, the National Historic Preservation Act and the Comprehensive Environmental Response, Compensation and Liability Act—have a direct bearing on domestic mining operations. These federal initiatives are often administered and enforced through state agencies operating under parallel state statutes and regulations.

State legislation in New Mexico, including the Act and the regulations contained in the New Mexico Administrative Code as they apply to the mining industry, are administered by the New Mexico Environment Department and the MMD and will also have to be complied with. As stated above, much of the state legislation compliments federal legislation and both sets of statutes and regulations are often administered at the state level.

As part of our exploration activities, we are required to monitor certain wildlife species, ground and surface water in the area surrounding our activities. Any adverse impact noted with regard to this species or the water could adversely affect our exploration and any future development efforts.

Competition

The beryllium market is currently centered in the United States. According to the Yearbook, production in the United States accounted for approximately 89% of world production in 2008. We believe that an estimated 80% of the reported world supply of beryllium is mined in Utah by Materion Brush Inc., an Ohio company wholly owned by Materion Corporation, formerly known as Brush Engineered Materials Inc., which we believe holds a monopoly on the beryllium market. In the event that we are successful in identifying and developing one or more economical deposits of beryllium on our property, we could face significant competition from Materion and other larger, more established companies.

Employees

We currently have one employee, our president and chief executive officer. We subcontract the remainder of our services to a variety of consultants, including environmental and permitting, accounting and legal firms. We believe this arrangement is suitable for the foreseeable future.

Facilities

We currently share office space at the home of our president. We currently pay him $15,000 per month for the use of this space and for all administrative services necessary to operate our executive office. We expect this arrangement to be suitable for our needs for the foreseeable future.

ITEM 1A. RISK FACTORS

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operation, contain forward-looking statements and a description of our business operations which may be materially affected by several risk factors, including those summarized below.

We have no proven or probable reserves, and any funds spent by us on exploration or development could be lost. We have not established the presence of any proven or probable mineral reserves, as defined by the SEC, at any of our properties. In what is known as Industry Guide 7, the SEC has defined a “reserve” as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Any mineralized material discovered or produced by us should not be considered proven or probable reserves.

In order to demonstrate the existence of proven or probable reserves, it would be necessary for us to perform additional exploration to demonstrate the existence of sufficient mineralized material with satisfactory continuity and then obtain a positive feasibility study. Exploration is inherently risky, with few properties ultimately proving economically successful. Establishing reserves also requires a feasibility study demonstrating with reasonable certainty that the deposit can be economically and legally extracted and produced. We have not completed a feasibility study with regard to all or a portion of any of our properties to date. The absence of proven or probable reserves makes it more likely that our properties may never be profitable and that the money we have spent on exploration and development may never be recovered.

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

Substantial expenditures and time are required to establish proven and probable reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining and processing facilities and infrastructure at any site chosen for mining. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection.

Since we are a new business with no operating history, investors have no basis to evaluate our ability to operate profitably. We were incorporated in 2007 and have had no revenue from operations since our inception. Our activities to date have been limited to organizational efforts, acquiring our land position, raising financing, obtaining permits and commencing exploration activities. We face all of the risks commonly encountered by other new businesses, including the lack of an established operating history, need for additional capital and personnel, and intense competition.

Our operations are subject to strict permitting requirements which could require us to delay, suspend or terminate our operations on our mining properties. Our operations, including ongoing exploration drilling programs, require permits from state or federal governments, including monitoring of wildlife species and water. We have experienced significant delays in obtaining drilling permits in the past, and may experience such delays in the future. We may be unable to maintain our existing permits or obtain additional permits on reasonable terms in the future, on terms that provide us sufficient resources to develop our properties, or at all. Even if we are able to obtain such permits, the time and funding required by the permitting process is significant. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan for exploration of our properties will be adversely affected, which may adversely affect our results of operations, financial condition and cash flow.

Our independent registered accountant has raised substantial doubt about our ability to continue as a going concern in its report on our financial statements for the year ended December 31, 2010. This doubt is based in part on the recognition that we are an exploration-stage company, have no established source of revenue, have an accumulated deficit of $12,823,328 at December 31, 2010, and are dependent on raising capital from our shareholders or other sources to continue in business. In the event that we are unable to raise additional capital, develop one or more of our properties and generate revenue, we may be forced to curtail our exploration activities, liquidate one or more of our properties or cease operations altogether. In any of those events, your investment in our company may decline.

We will require significant additional capital to fund our business plan. At December 31, 2010, we had limited working capital, no producing properties and no cash flow from operations. We will be required to expend significant amounts for drilling, geological and geochemical analysis, assaying, additional permitting and bonding and, if warranted, feasibility studies. We may not benefit from such investments if we are unable to identify commercially exploitable mineralized material. If we are successful in identifying reserves, we will require significant additional capital to extract the reserves. That funding, in turn, depends upon a number of factors, including the state of the national and worldwide economy, capital markets, and the price of beryllium. We may not be successful in obtaining the required financing for these and other purposes, in which case our ability to continue operating would be adversely affected. Failure to obtain such additional financing would result in delay or indefinite postponement of further exploration or if applicable, development and the possible, partial or total loss of our interest in the New Mexico Beryllium Project. The possible development or a possible joint venture of our property will require additional financing and we may not be able to obtain such financing on terms favorable to us or at all. We are unable at this time to estimate with any reasonable degree of certainty the amount of capital required in the future. However, we believe that the amount will be significant. Also, any adverse developments in our exploration efforts may force us to sell our stock at a discount to raise additional funds.

We have a history of losses and may incur losses in the future. We have incurred losses since inception and may incur net losses in the future. We incurred the following losses from operations during each of the following periods:

  approximately $6.7 million for the year ended December 31, 2010;
  approximately $1.5 million for the year ended December 31, 2009; and
  approximately $2.2 million for the year ended December 31, 2008.

We had an accumulated deficit of approximately $12.8 million as of December 31, 2010.

We expect to continue to incur losses unless and until such time, if ever, as one of our properties enters into commercial production and generates sufficient revenues to fund continuing operations. The amount and timing of future expenditures will depend on a number of factors, including the progress of permitting and exploration activities, the timing of any future development, if economical, the commercial viability of production and other factors. We may never achieve profitability.

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

The volatility of the price of beryllium could adversely affect our future operations and our ability to explore and develop the New Mexico Beryllium Project. The commercial feasibility of the New Mexico Beryllium Project and our ability to raise funding to conduct exploration and development is dependent on the price of beryllium and other metals. The price of beryllium may also have a significant influence on the market price of our common stock and the value of our assets. Our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before the first revenue from production would be received. A decrease in the price of beryllium may prevent the New Mexico Beryllium Project from being explored, economically mined or result in the write-off of assets whose value is impaired as a result of lower beryllium prices. We believe that an estimated 80% of the reported world supply of beryllium is mined in Utah by Materion Brush Inc., which we believe presently dominates the world beryllium market. The current market price of beryllium is affected by this monopoly and could significantly decrease upon the discovery of other large proven commercially viable reserves and the entry of new participants into the market. The exact world supply of beryllium is unknown. The majority of beryllium mining outside of the United States is not publicly reported. There is speculation that stockpiles of beryllium still exist in Russia and Kazakhstan. There is also speculation that China may currently be mining beryllium. If proven reserves or stockpiles of beryllium are discovered outside of the U.S., such a discovery could impact the market price of beryllium. The price of beryllium may also be affected by factors such as inflation, fluctuation in value of the U.S. Dollar and foreign currencies, global and regional demand, and the political and economic conditions of beryllium producing countries throughout the world. The volatility of mineral prices represents a substantial risk, which no amount of planning or technical expertise can completely eliminate.

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

Legislation has been proposed that would significantly affect the mining industry. Periodically, members of the U.S. Congress have introduced bills which would supplant or alter the provisions of the General Mining Law of 1872, which governs unpatented mining claims. One such amendment has become law and has imposed a moratorium on the patenting of mining claims, which reduced the security of title provided by unpatented claims. Another proposed amendment has sought to impose a federal 4% to 8% gross royalty on production of minerals from public lands, impose additional claim maintenance fees on unpatented mining claims, and declare certain lands as unsuitable for mining. If such proposed legislation is enacted, it could substantially increase the cost of holding unpatented mining claims by requiring payment of royalties, and could significantly impair our ability to develop mineral resources on unpatented mining claims. The enactment of any legislation imposing such royalties or fees could adversely affect the potential development of mining claims and could adversely affect our business.

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

Title to mineral properties can be uncertain, and we are at risk of loss of ownership of our property. Our ability to explore and potentially develop beryllium and other valuable minerals depends on the validity of title to the New Mexico Beryllium Project. In addition to the Sullivan Lease, the New Mexico Beryllium Project includes state leases and unpatented mining claims. Unpatented mining claims are unique property interests and are generally considered to be subject to greater risk than other real property interests because the validity of unpatented mining claims is often uncertain. Unpatented mining claims provide only possessory title and their validity is often subject to contest by third parties or the federal government. These uncertainties relate to such things as the sufficiency of mineral discovery, proper posting and marking of boundaries, assessment work and possible conflicts with other claims not determinable from descriptions of record. There may be challenges to the title to our property which could prove both time-consuming and costly to defend. Additionally, if valuable mineral deposits are discovered on our property, a successful challenge to our title could adversely impact exploration, extraction, development, operations and the value of our assets and future earnings and revenue potential. Our investigation of the status of title to the New Mexico Beryllium Project should not be construed as a guarantee of title. Title to the New Mexico Beryllium Project may be challenged by a third party. Our interests may be subject to unregistered agreements or transfers or may be affected by undetected defects.

Any mineral production from the New Mexico Beryllium Project is subject to royalty payments in favor of third parties in addition to the lessor of the property, which may reduce the revenue, if any, that we receive from the Project or reduce the value of the Project if we attempt to sell it to a third party. In addition to royalties payable to landowners or lessors, David Tognoni, our president and chief executive officer, is the owner of a 1% gross royalty on the New Mexico Beryllium Project which he acquired as part consideration for his service as an officer and employee of our company. Further, GWE and certain others hold a 10% net profits royalty in the New Mexico Beryllium Project which they received as part consideration for the transfer of the Acquired Property. These royalties are payable indefinitely based on adjusted revenue generated from the New Mexico Beryllium Project and any additional claims that may be staked in an area of interest surrounding the New Mexico Beryllium Project, as defined in the respective agreements. In addition, under the Sullivan Lease, we are obligated to pay a 4% gross production royalty, with a $12,000 annual minimum, from the sale or disposition of minerals taken from the Warm Springs area. Finally, the leases with the State of New Mexico which cover a portion of the Project require payment of a 2% royalty on production, subject to certain offsets. If we are successful in identifying sufficient mineralization to warrant placing the property into production, the obligation to pay royalties to the holders of the royalties would reduce the revenue we receive and may reduce the value of the New Mexico Beryllium Project if we endeavor to sell it to a third party.

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

Our directors and officers face potential conflicts of interest in their capacities as such. David Tognoni, Edward Godin and Carmelo Marrelli serve as officers and/or directors for us as well as other mineral exploration and development companies. Conflicts of interests could arise between these persons’ duties as officers and directors of our company and their respective positions as officers and directors of such other entities. These conflicts may arise from corporate opportunities that may be presented to such individuals or because of the time they must devote to their position with each company. In addition to these potential conflicts, these individuals have in the past, and may in the future, enter into agreements with our company, either as individuals or as officers or directors of other companies. For example, David Tognoni was a manager of GWE, from which we purchased the Acquired Property. We also entered into an employment agreement with Mr. Tognoni and granted stock options to each of our officers and directors. None of these agreements were negotiated at arms’ length.

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

We are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the price of our shares of common stock. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are and will be required to furnish a report by management on our internal controls over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management.

We will be required to evaluate and test our internal controls on an ongoing basis. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that such internal control is effective and we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our stock price.

Gain recognized by non-U.S. shareholders on the sale or other disposition of shares of our common stock may be subject to U.S. federal income tax. We believe that we are currently a “U.S. real property holding corporation” under section 897(c) of the Internal Revenue Code (“USRPHC”) and there is a substantial likelihood that we will continue to be a USRPHC. Generally, gain recognized by a non-U.S. holder on the sale or other disposition of our common stock will be subject to U.S. federal income tax on a net income basis at normal graduated U.S. federal income tax rates if we are a USRPHC at any time during the 5-year period ending on the date of the sale or disposition of the common stock (or the non-U.S. holder’s holding period for the common stock if shorter). Under an exception to these USRPHC rules, if the common stock is “regularly traded” on an “established securities market,” the common stock will not be treated as a USRPHC. This exception is not available, however, to a non-U.S. holder that held or was deemed to hold, directly or under certain constructive ownership rules, more than 5% of the common stock at any time during the 5-year period ending on the date of the sale or other disposition (or the non-U.S. holder’s holding period of the common stock if shorter). Our common stock may never be “regularly traded” on an “established securities market” as recognized by the Internal Revenue Code.

Our stock price has been and may continue to be volatile and as a result you could lose all or part of your investment. The market prices for the securities of companies engaged in mineral exploration and development can be volatile. The value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock:

  changes in the worldwide price for beryllium;
  disappointing results from our exploration or development efforts;
  failure to meet our operating budget or achieve profitability;
  decline in demand for our common stock;
  the issuance of additional securities;
  downward revisions in securities analysts’ estimates or changes in general market conditions;
  technological innovations by competitors or in competing technologies;
  investor perception of our industry or our prospects; and
  general economic trends.

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

A large number of our shares will be eligible for future sale and may depress the price of our common stock. In addition to the shares issued in our initial public offering, a large amount of our common stock is currently eligible for sale under Rule 144 of the United States Securities Act of 1933 (the “Securities Act”). Under Rule 144, a shareholder owning restricted stock who is not an affiliate of our Company is permitted to sell all of the common stock owned by him or her following expiration of the shorter of: (i) one year from the date of acquisition; or (ii) six months from the date of acquisition, assuming we have been required to file reports with the SEC for at least 90 days and have filed all reports required to be filed with the SEC up to the time of the proposed sale. Affiliates of our Company are permitted to sell securities owned by them in limited quantities at a similar time under Rule 144. As of March 29, 2011, we also have outstanding options to purchase an aggregate of 5,950,000 shares of common stock, a significant portion of which are exercisable at a price below the public offering price of our common stock and have issued compensation warrants for 440,499 additional shares of our common stock. The sale of common stock in the future may depress the price of our common stock, may result in a loss in your investment and may make it difficult for us to sell common stock in the future.

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

Pursuant to pending Canadian tax proposals, Canadian holders of our stock may be subject to rules for investments in offshore investment funds. In the Canadian federal budget released on March 4, 2010, the Minister of Finance announced that certain prior tax proposals relating to the taxation of Canadian residents investing in certain non-resident entities (the "FIE Proposals") will not be implemented. The Minister of Finance proposed to replace the FIE Proposals with a slightly revised version of the current offshore fund property rules. These revisions were released as draft legislation on August 27, 2010. The offshore investment fund property rules may, in certain circumstances, require a Canadian holder of shares of common stock to include an amount in income in a taxation year in respect of the shares of common stock, if the value of such shares may reasonably be considered to be derived, directly or indirectly, primarily from portfolio investments in certain assets and one of the main reasons for the Canadian holder acquiring or holding the shares is to derive a benefit from the income, profits and gains on those portfolio investments in such a manner that Canadian taxes payable by the Canadian holder are less than would have been the case if the Canadian holder had earned that income, profits or gains directly. The determination of whether or not our common stock may constitute an offshore investment fund property of a Canadian holder at any time depends upon our property and our activities at that time.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

New Mexico Beryllium Project — Overview

The New Mexico Beryllium Project consists of the Company’s interest in Socorro County and Sierra County, New Mexico described in this report as the Warm Springs area and the outlying hydrothermal areas. The New Mexico Beryllium Project covers an area of approximately 20,000 acres and is comprised of a private lease, state leases and unpatented mining claims. The map below shows the general location of the Warm Springs area in New Mexico.

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

Exploration. We commenced exploration at our Warm Springs property in 2010. Our initial exploration efforts consisted of a phase one, 5-hole core drilling program designed to determine the boundaries of the beryllium mineralization and determined the extent and size of that mineralization.

The first drill hole (location DH5) was completed to a depth of 1,000 feet. Five-foot interval samples were submitted to ALS Mineral for assay. Hole DH5 intersected a beryllium mineralized zone in excess of 100 feet in thickness. Maximum grades in the mineralized zone exceeded 1% as BeO. Assay values for the beryllium mineralized zone of DH5 are reported in the table below:

Assay Results from DH5

Borehole 5	Depth of Sample	Reported as	Reported as
Interval ID	(ft.)	Be %	BeO%

DH5 50-55	50-55	0.003	0.00834
DH5 55-60	55-60	0.032	0.0889
DH5 60-65	60-65	0.014	0.0389
DH5 65-70	65-70	0.009	0.0250
DH5 70-75	70-75	0.011	0.0306
DH5 75-80	75-80	0.186	0.517
DH5 80-85	80-85	0.252	0.701
DH5 85-90	85-90	0.028	0.0778
DH5 90-95	90-95	0.117	0.325
DH5 95-100	95-100	0.220	0.612
DH5 100-105	100-105	0.022	0.0612
DH5 105-110	105-110	0.019	0.0528
DH5 110-115	110-115	0.028	0.0778
DH5 115-120	115-120	0.088	0.245
DH5 120-125	120-125	0.028	0.0778
DH5 125-130	125-130	0.032	0.0900
DH5 130-135	130-135	0.033	0.0917
DH5 135-140	135-140	0.297	0.826
DH5 140-145	140-145	0.361	1.004
DH5 145-150	145-150	0.098	0.272
DH5 150-155	150-155	0.005	0.0139

________________
True widths have not yet been determined.

Assay samples from the second drill hole did not detect BeO in significant amounts. Results from holes 3 through 5 are still pending.

Since the results of the initial 5-hole program were inconclusive, we applied for, and were granted, a modification to our permit to allow permission to drill an additional 12 holes within the boundaries of the initial permit area. The specific target of the second phase of the program will be the area surrounding DH5. The holes in the second program will range in depth from 200 to 650 feet and will be spaced on a 75-foot grid around and extending to the north of DH5. We continue efforts to determine the boundaries, size and extent of the beryllium mineralization.

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

Accessibility. The two outlying hydrothermal areas are 42 miles Northwest of Truth or Consequences, NM and 35 miles North Northwest of Truth or Consequences, NM, respectively. These areas can be accessed using state highway NM 52 & NM 142 respectively from the Truth or Consequences, New Mexico airport. State highway NM 52 is a paved road and NM highway 142 is paved for the first 15 miles and the remainder is a graded gravel road.

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

In 2008, we staked the following additional 690 lode claims:

Claim	Type	County	Acres
BU #7-26, 39-58, 65-204, 207-689, 691-693, 695-701, 703- 705,707- 709, 711-716	Lode	Socorro	13,680
BU #690, 694, 698, 702, 706, 710	Lode	Sierra/Socorro	120

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

In November 2010, we staked 42 additional lode claims in Sierra County and 165 additional lode claims in Socorro County.

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

The table below sets forth the high and low sales prices for our common stock on a quarterly basis as reported by TSX Venture Exchange from October 29, 2009, the beginning of trading, to December 31, 2010:

	TSX-V (Cdn$)
	High	Low
Year Ended December 31, 2010
First Quarter	$0.45	$0.18
Second Quarter	0.38	0.16
Third Quarter	1.20	0.27
Fourth Quarter	1.30	0.38

Year Ended December 31, 2009
First Quarter	$-	$-
Second Quarter	-	-
Third Quarter	-	-
Fourth Quarter	0.38	0.25

As of March 29, 2011, there were approximately 44 record holders of our common stock.

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

Transfer Agent

We have appointed Registrar and Transfer Company at 10 Commerce Dr., Cranford, New Jersey 07016-3572, USA, telephone (908) 272-8511 and Equity Transfer & Trust Company at 200 University Avenue, Suite 400, Toronto, Ontario, Canada M5H 4H1, telephone (416) 361-0930 as the co-transfer agents for our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Set out below is information as of December 31, 2010 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance. This information relates to our Equity Incentive Plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,910,000	$ 0.29 (1)	40,000
Equity compensation plans not approved by security holders	–	–	–
Total	5,910,000	$0.29	40,000

(1) The option exercise price set forth in the options to purchase 3,560,000 shares of our common stock is denominated in Canadian dollars rather than U.S. dollars. The option exercise price for those options is Cdn$0.25 and have been converted to U.S. dollars at the rate of CDN $1 = US $1.0054 at Dec.31, 2010. The option exercise price set forth in the option grant for options to purchase 2,350,000 shares of our common stock is denominated in U.S. dollars. The weighted average exercise price for the 2,350,000 options is US $0.39.
___________________________

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

The following discussion updates our plan of operation as of March 30, 2011 for the remainder of the year. It also analyzes our financial condition at December 31, 2010 and compares it to our financial condition at December 31, 2009. The discussion also summarizes the results of our operations for the years ended December 31, 2010 and 2009, and compares each year’s results to the results of the prior year. The discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our audited financial statements and the notes thereto appearing in this report.

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

Plan of Operation

Our plan of operation is to continue a two-year exploration program commenced in 2010 and aimed at evaluating the grade and tonnage of beryllium in the New Mexico Beryllium Project. In late 2007, we commissioned a technical report from an independent mining consulting firm to obtain an independent evaluation of the New Mexico Beryllium Project. The report, dated June 5, 2009, was prepared by Fred Brown, CPG, Pr. Sci. Nat. and Tracy Armstrong, P. Geo, of P&E Mining Consultants, Inc. It was prepared pursuant to the standards of National Instrument 43-101-Standards of Disclosure for Mineral Projects of the Canadian Securities Administrators, which we refer to as NI 43-101. We refer to this technical report as the Technical Report.

The initial phase of our exploration program consisted of a 5-hole core drilling program completed in January 2011. We anticipate that the second phase of follow-up diamond core drilling will begin in 2011, which we contemplate might total 20 holes at an average depth of 300 feet for a total of 6,000 feet at Warm Springs at an estimated cost of $1,600,000 and 20,000 feet of rotary drilling in outlying hydrothermal areas at an estimated cost of $1,000,000. We will require additional capital, which we contemplate will come from additional sales of our common stock, to complete the second phase of this program.

Property Maintenance Costs. In addition to expenses expected to be incurred in connection with our exploration activities, we will be required to incur property maintenance costs. These costs are currently estimated at $171,000 for each year and include the following items:

(i)	Annual fees of $140 per claim per year to maintain federal mining claims; and

(ii)	Annual lease payments for state leases and the minimum annual royalty of $12,000 for the Sullivan Lease.

Corporate Overhead. Included in our plan of operation are the expenses of overseeing our business and paying other general and administrative expenses. These expenses primarily include salaries and other compensation, administrative overhead, the reporting costs associated with being a public company, and travel. We currently estimate these expenses at $75,000 per month, based on existing commitments and expectations, including the $3,000 per month commitment to our chief executive officer under his employment agreement, as amended, and the $15,000 per month overhead allowance. We expect these expenses will be paid from existing working capital and future equity offerings, if necessary, until such time, if ever, we are successful in putting our project into production or selling our properties to a major mining company.

Liquidity and Capital Resources

As of December 31, 2010, we had working capital of $1,609,692, consisting of current assets of $3,032,843 and current liabilities of $1,423,151. Our working capital at December 31, 2010 represents an increase in working capital of $1,980,756 from December 31, 2009, and represents cash raised from the sale of common stock offset by cash spent on our business during the last 12 months, including drilling, consulting, professional and permitting fees. We have continued to deplete our working capital subsequent to year-end.

Substantially all of our current assets at December 31, 2010 consisted of cash, representing the remaining proceeds from our private placement completed June 18, 2010 and the exercise of warrants and stock options throughout the year. Our current liabilities at December 31, 2010 consisted of accounts payable, accrued liabilities and non-cash stock option and warrant liability. The stock option and warrant liability, a non-cash liability, arises from the fact that the stock options and warrants issued by us to certain parties are denominated in a currency (Canadian dollars) other than our functional currency (U.S. dollars) and are recorded as a liability pursuant to applicable accounting principles. If the stock option and warrant liability at December 31, 2010 of $846,300 is excluded from the calculation of our working capital, our working capital at that date would be $2,455,992.

Our longer term ability to carry out our business plan beyond the end of 2011 is dependent on our ability to achieve profitable operations or to obtain additional financing. Due to the fact that we are an exploration stage company, have no established source of revenue and are dependent on receipt of additional financing, our independent accountants have raised substantial doubt about our ability to continue as a going concern. See Item 1A. “RISK FACTORS” and Item 8. “Financial Statements.”

We have financed all of our operations since inception through the sale of equity, to this point entirely of common stock. In June 2010, we completed our private placement of 10 million units at a price of Cdn$0.30 (US$0.29) per unit for gross proceeds of Cdn$3,000,000 (US$2,930,260). Each unit is comprised of one common share and one-half of one common share purchase warrant. Each full common share purchase warrant entitled the holder to purchase one common share for a period of two years from the closing date at an exercise price of Cdn$0.50. Related issue costs, including commission, totaled $289,109. In connection with the placement, we granted 983,333 compensation warrants to agents to purchase units at a price of Cdn$0.30 for a period of two years from the closing of the private placement and paid a cash commission equal to 8% of the gross proceeds.

During the year ended December 31, 2010, we completed the sale of 7,100,750 additional common shares from the exercise of warrants and stock options for gross proceeds of $3,162,038. The majority of the proceeds came from the exercise of warrants issued in connection with the June 2010 private placement, following acceleration of the expiration date of the warrants in accordance with their terms.

We have expended a significant portion of the proceeds of our equity financing on exploration on our properties, maintaining licenses and permits and general corporate overhead. It will be necessary for us to raise additional financing in the near future. While we have no existing arrangements to obtain such financing at present, we anticipate it will likely take the form of additional equity financing. There is no assurance we will be successful in obtaining this financing. In the event we are not successful in obtaining such financing, we may be forced to curtail operations and liquidate some or all of our assets.

During the year ended December 31, 2010, our cash increased by $2,326,687 as a result of our financing activities, net of cash used in operating activities. Operating expenses for the year totaled $6,707,546, which were reduced by non-cash expenses such as stock-based compensation, change in warrant liability, unrealized foreign exchange loss, amortization of equipment, and changes in current assets and liabilities, resulting in $3,476,502 of net cash used in operating activities. Cash provided by financing activities totaled $5,803,189 and represented the gross proceeds, net of costs, from the private placement and the exercise of stock options and warrants. The $6,707,546 of operating expenses represented our net loss for the year.

As of December 31, 2009, we had a deficit in working capital of $371,064, consisting of current assets of $570,727 and current liabilities of $941,791. Our deficit at December 31, 2009 represented a decrease in working capital of $532,184 from December 31, 2008, and represented cash spent on our business during 2009, including consulting, professional and permitting fees.

During the year ended December 31, 2009, our cash increased by $47,752 as a result of our financing activities, net of cash used in operating activities. Operating expenses for 2009 totaled $1,478,711, which were reduced by non-cash expenses such as stock-based compensation, unrealized foreign exchange loss, amortization of equipment, and changes in current assets and liabilities, resulting in $959,245 of net cash used in operating activities. Cash provided by financing activities totaled $1,006,997 and represented the gross proceeds, net of costs, from the initial public offering and the exercise of the over-allotment option. The $1,478,711 of operating expenses represented our net loss for the year.

Off Balance Sheet Arrangements

As of December 31, 2010, we had no off-balance sheet arrangements or obligations that are likely to have a material effect on our financial condition, results of operation or business.

Tabular Disclosure of Contractual Obligations

The following table summarizes our obligations and commitments as of December 31, 2010 to make future payments under certain contracts, aggregated by category of obligation, for the specified time periods:

Payments due by period

Contractual Obligations						More
			Less than		4-5	than 5
	Total		1 year	1-3 years	years	years

Purchase Obligations	$72,000	(1)	$36,000	$36,000	$—	$—

Asset Retirement Obligations	12,506	(2)	—	—	—	—
Total	$84,506		$36,000	$36,000	$—	$—

(1) Represents amounts due to David Tognoni, our President and Chief Executive Officer, under his employment agreement with our Company. Effective September 1, 2009, Mr. Tognoni agreed to a base salary to $36,000 per year.

(2) We are unable to predict when these obligations will mature, since they depend on our exploration efforts in the future.
____________________

Results of Operations

For the year ended December 31, 2010, we realized a net loss of $6,707,546 (December 31, 2009: $1,478,711) or $0.17 per share (December 31, 2009: $0.05 per share), on no revenue. Since we are an exploration company, we do not expect to receive revenue from operations until such time, if ever, we identify sufficient mineralized material to justify placing our property into production. During the year ended December 31, 2010, there were increases in management and consulting fees, drilling costs, geological consulting fees, professional fees, foreign exchange loss, change in warrant liability, stock-based compensation and transfer agent and filing fees compared to the year ended December 31, 2009. Each of these items is analyzed in more detail immediately below:

  Management and consulting fees increased by $287,098 from 2009 to 2010, primarily due to the payment of expense allowance to our president and chief executive officer on a retroactive basis;
  Drilling expenses for the year ended December 31, 2010, were $889,954 (year ended December 31, 2009 - $nil). The increase of $889,954 can be attributed to commencement of drilling upon receipt of permits during the year ended December 31, 2010. During the year ended December 31, 2009, permits had not been granted for drilling on the properties;
  Geological consulting fees for the year ended December 31, 2010 were $1,465,500 (year ended December 31, 2009 - $411,731). The increase of $1,053,769 can be attributed to increased exploration on the properties congruent with the receipt of permits and drilling activity during the year ended December 31, 2010 compared to the year ended December 31, 2009;
  Professional fees for the year ended December 31, 2010, were $471,505 (year ended December 31, 2009 - $345,177). The increase of $126,328 can be attributed to increased accounting, legal and audit fees incurred during the year ended December 31, 2010 as a result of our status as a publicly-traded company;
  Our foreign exchange loss increased $101,218 as a result of a weakening of the U.S. dollar against the Canadian dollar;
  Fees, licenses and permits fees for the year ended December 31, 2010 were $117,024 (year ended December 31, 2009 - $119,194). Permit and license fees were consistent for the year ended December 31, 2010 compared to the year ended December 31, 2009;
  The increase of $1,967,193 in warrant liability during the year ended December 31, 2010 compared to the same period in 2009 was mainly due to valuation of the 6,456,249 warrants issued pursuant to the private placement and exercise of compensation warrants.
  The increase of $681,603 in stock-based compensation during the year ended December 31, 2010, compared to the same period in 2009, was mainly due to the vesting of a portion of the 3,000,000 stock options granted during 2010 and the change in valuation of the stock option liability. The Company expenses the options over the vesting term which can create variances from one period to another. Users of the Company’s financial statements should be cautious of share based payments since it can impact operating results significantly; and
  Transfer agent and filing fees for the year ended December 31, 2010, was $194,986 (year ended December 31, 2008 - $56,193). The increase of $138,793 can be attributed to transfer agent services required to facilitate the completion of the private placement and common share issuances during the year ended December 31, 2010.

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

The Company expenses all costs related to the maintenance and development of mineral interests prior to the establishment of proven and probable reserves. As at December 31, 2010 and 2009, the Company had not established any proven or probable reserves.

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

Stock options and warrants which are indexed to a factor which is not a market, performance or service condition, in addition to the Company’s share price, are classified as liabilities and remeasured at each reporting date based on the Black-Scholes option pricing model with a charge to operations, until the date of settlement. Some warrants have been reflected as a liability as they are indexed to a factor which is not a market performance or service condition.

Options granted to consultants are amortized over their performance period and remeasured at their then-current fair value as of the financial reporting date until the measurement date is reached.

The expected forfeiture rate is estimated based on historical forfeitures and expectations of future forfeiture rates. The Company makes adjustments if the actual forfeiture rate differs from the expected rate.

Asset Retirement Obligations

In accordance with ASC 410 "Asset Retirement and Environmental Obligations", the fair values of asset retirement obligations are recorded as liabilities on a discounted basis when incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset unless the asset has been previously charged to operations, in which case the amount is expensed. Over time, the liabilities will be accreted for the change in their present value and the initial capitalized costs will be depleted and amortized over the useful lives of the related assets.

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

Income Taxes

The Company uses the asset and liability method of tax allocation to account for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are measured using enacted tax rates in effect for the year in which these temporary differences are expected to be recovered or settled. The effect of changes in income tax rates on deferred income tax assets and liabilities is recognized in operations in the period that the changes are enacted. When the future realization of deferred tax assets does not meet the test of being more likely than not to occur, a valuation allowance in the amount of the potential future benefit is taken. Tax benefits are recorded only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. The Company believes that there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within 12 months of the reporting date.

Issue Costs

Direct costs associated with the issuance of our common stock, including professional fees and selling expenses relating to broker-dealer relationships, are reflected as a reduction of shareholders’ equity.

Foreign Currency Translation

Our functional currency of the Company is the U.S. dollar. Certain monetary assets and liabilities of the Company denominated in Canadian dollars are remeasured into U.S. dollars at exchange rates in effect at the balance sheet dates. As at December 31, 2010 and 2009, substantially all of the Company’s Canadian dollar denominated monetary assets and liabilities were comprised of cash and stock option and warrant liability. Non-monetary assets and liabilities are remeasured at historical exchange rates, unless such items are carried at market, in which case they are translated at the exchange rates in effect on the balance sheet date. Revenues and expenses are remeasured at rates approximating the exchange rates in effect at the time of the transaction. During the years ended December 31, 2010 and 2009, substantially all cash expenses were transacted in U.S. dollars.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation of share-based payments, mineral rights, asset retirement obligations, stock option and warrant liability and deferred tax assets and liabilities. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in operations in the period in which they become known.

Accounting Standards Codification

The Company uses ASC Topic 105, “Accounting Standards Codification” (“ASC 105”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.

Fair Value Measurements and Disclosures

Accounting Standards Update (“ASU”) 2009–05, “Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value”, clarifies that the quoted price for an identical liability, when traded as an asset in an active market, is also a Level 1 measurement for that liability when no adjustment to the quoted price is required. In the absence of a Level 1 measurement, an entity must use one or more of the following valuation techniques to estimate fair value (in a manner consistent with the principles in ASC Topic 820), which can be classified into two categories: 1) a valuation technique that uses a quoted price; and 2) another valuation technique based on the amount an entity would pay to transfer the identical liability or based on the amount an entity would receive to enter into an identical liability.

The ASC guidance for fair value measurements and disclosure establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical asset or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The three levels of the fair value hierarchy are described below.

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;

Level 2 -	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3 -	Price or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The Company’s equity-linked financial instruments reflected as stock option and warrant liability on the balance sheet represent financial liabilities classified as Level 2 as per ASU 2009-05. As required by the guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value of the stock option and warrant liability which is not traded in an active market, has been determined using the Black-Scholes model based on assumptions that are supported by observable market conditions.

Accounting Principles Recently Adopted

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

Future Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which adds new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. ASU 2010-06 is effective for the first reporting period (including interim periods) beginning after December 15, 2010. The Company does not expect the impact of adopting ASU 2010-06 on its financial position, results of operations or cash flows to be material.

In April 2010, the FASB issued ASU 2010-13, "Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force". ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company has assessed the impact of this accounting update and expects to reclassify the stock option liability relating to the 2.2 million stock options with exercise price denominated in Canadian dollars to equity.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.

The Securities Exchange Act of 1934 defines internal control over financial reporting in Rules 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of assets of the company;

  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our board of directors; and

  Provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010 based on those criteria.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
BE Resources Inc.
(An Exploration Stage Entity)

We have audited the accompanying balance sheets of BE Resources Inc. (an exploration stage entity) as of December 31, 2010 and 2009 and the related statements of operations, shareholders’ (deficiency) equity and cash flows for the years ended December 31, 2010 and 2009, and the cumulative period from inception (February 3, 2004) through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BE Resources Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the years ended December 31, 2010 and 2009 and the cumulative period from inception (February 3, 2004) through December 31, 2010, in conformity with generally accepted accounting principles in the United States of America.

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
March 29, 2011

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Balance Sheets
Presented in US Dollars

	December 31,	December 31,
	2010	2009

Assets
Current assets
Cash	$2,897,414	$570,727
Prepaid expenses, deposits and other receivables	135,429	-

Total current assets	3,032,843	570,727
Mineral rights (note 3)	110,400	110,400
Reclamation bonds (note 4)	92,050	25,946
Equipment (note 5)	-	95

Total assets	$3,235,293	$707,168

Liabilities
Current liabilities
Accounts payable (note 8)	$571,037	$255,826
Accrued liabilities	5,814	89,465
Stock option and warrant liability (note 7(b)(c)(d)))	846,300	596,500

Total current liabilities	1,423,151	941,791
Asset retirement obligation (note 4)	12,506	12,506

Total Liabilities	1,435,657	954,297

Commitments and contingencies (note 6)
Shareholders' equity (deficiency)
Capital stock (note 7(a)(b))	13,869,935	5,636,536
Additional paid-in capital	753,029	232,117
Deficit accumulated during the exploration stage	(12,823,328)	(6,115,782)
Total shareholders' equity (deficiency)	1,799,636	(247,129)

Total liabilities and shareholders' equity (deficiency)	$3,235,293	$707,168

Approved on behalf of the Board:

/s/ David Tognoni, Director	/s/ Edward Godin, Director

The accompanying notes are an integral part of these financial statements

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Statements of Operations
Presented in US Dollars

			Cumulative
			from inception
			(February 3, 2004)
			to December 31,
Year ended December 31,	2010	2009	2010

Operating expenses
Management and consulting fees (note 8)	$409,650	$122,552	$1,306,518
Drilling	889,954	-	1,711,325
Geological consulting fees	1,465,500	411,731	2,355,272
Office and general	34,212	81,951	487,006
Professional fees	471,505	345,177	1,240,456
Foreign exchange loss	127,782	26,564	431,938
Change in warrant liability (note 7(b))	1,967,193	-	1,967,193
Stock-based compensation (note 7(c))	963,027	281,424	1,678,744
Fees, licenses and permits	117,024	119,194	571,882
Transfer agent and filing fees	194,986	56,193	251,179
Lease expense	12,000	12,000	84,566
Interest and accretion expense	-	-	5,475
Gain on disposition of equipment	-	-	(602)
Travelling	54,618	20,818	158,087
Amortization of equipment	95	1,107	9,387
Financing costs	-		571,335

	-	-	571,335

	6,707,546	1,478,711	12,829,761
Less: other income
Dividend income			(6,433)

	-	-	(6,433)

Net loss for the period	$(6,707,546)	$(1,478,711)	$(12,823,328)

Net loss per share - Basic and diluted	$(0.17)	$(0.05)

Weighted average number of shares outstanding - basic and diluted	38,990,215	28,213,493

The accompanying notes are an integral part of these financial statements

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Statement of Shareholders' Equity (Deficiency)
Presented in US Dollars

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

The accompanying notes are an integral part of these financial statements

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Statement of Shareholders' Equity (Deficiency) (Continued)
Presented in US Dollars

				Deficit
				Accumulated
	Additional	Common Stock		During the
	Paid-in	Number of		Exploration
	Capital	Shares	Amount	Stage	Total

Balance, December 31, 2006	$-	9,400,000	$1,821,691	$(1,686,306)	$135,385
Receipt of subscriptions receivable	-	-	37,500	-	37,500
Reverse merger adjustment	-	3,000,000	(30,123)	-	(30,123)
October 1, 2007, issued to buy out minority interest in mineral rights, valued at historical cost	-	600,000	-	-	-
Contribution of capital from GWE to fund exploration operations	-	-	46,362	-	46,362
October and November 2007, issued for cash at $0.21 (Cdn $0.20) per share	-	13,895,000	2,923,434	-	2,923,434
December 7, 2007, issued for service valued at $0.21 (Cdn$0.20) per share based on the sales price of the October and November 2007 private placement	-	300,000	60,102	-	60,102
Issue costs	-	-	(118,026)	-	(118,026)
Stock-based compensation, grant of 1,360,000 stock options valued at $0.15 per stock option based on the Black-Scholes option pricing model, amortized over the vesting period	59,700	-	-	-	59,700
Loss for the period	-	-	-	(758,640)	(758,640)

Balance, December 31, 2007	59,700	27,195,000	4,740,940	(2,444,946)	2,355,694
Stock-based compensation , grant of 1,360,000 stock options valued at $0.15 per stock option based on the Black-Scholes option pricing model, amortized over the vesting period	122,593	-	-	-	122,593
Loss for the period	-	-	-	(2,192,125)	(2,192,125)

Balance, December 31, 2008	182,293	27,195,000	4,740,940	(4,637,071)	286,162
Common shares issued for cash (IPO) at $0.28 (Cdn$0.30) per share	-	5,000,000	1,412,962	-	1,412,962
Additional shares issued for cash (over-allotment) at $0.29 (Cdn$0.30) per share	-	750,000	214,123	-	214,123
Issue costs	-	-	(620,089)	-	(620,089)
Issue of compensation warrants valued at $0.19 per warrant	-	-	(111,400)	-	(111,400)
Stock-based compensation based on the Black-Scholes option pricing model, amortized over the vesting period	49,824	-	-	-	49,824
Loss for the period	-	-	-	(1,478,711)	(1,478,711)

Balance, December 31, 2009	$232,117	32,945,000	$5,636,536	$(6,115,782)	$(247,129)

The accompanying notes are an integral part of these financial statements

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Statement of Shareholders' (Deficiency) Equity (Continued)
Presented in US Dollars

				Deficit
				Accumulated
	Additional	Common Stock		During the
	Paid-in	Number of		Exploration
	Capital	Shares	Amount	Stage	Total

Balance, December 31, 2009	$232,117	32,945,000	$5,636,536	$(6,115,782)	$(247,129)
Common shares issued for cash at $0.29 (Cdn$0.30) per share	-	10,000,000	2,930,260	-	2,930,260
Issue costs	-	-	(289,109)	-	(289,109)
Issue of warrants valued at $0.14 per warrant	-	-	(688,600)	-	(688,600)
Issue of compensation warrants valued at $0.16 per warrant	-	-	(161,645)	-	(161,645)
Common shares issued for cash from the exercise of stock options	-	550,000	165,000	-	165,000
Black-Scholes value of stock options exercised	(314,955)	-	314,955	-	-
Common shares issued for cash from the exercise of warrants	-	6,550,750	2,997,038	-	2,997,038
Black-Scholes value of warrants exercised transferred from warrant liability	-	-	2,965,500	-	2,965,500
Stock-based compensation based on the Black-Scholes option pricing model, amortized over the vesting period	835,867	-	-	-	835,867
Loss for the period	-	-	-	(6,707,546)	(6,707,546)

Balance, December 31, 2010	$753,029	50,045,750	$13,869,935	$(12,823,328)	$1,799,636

The accompanying notes are an integral part of these financial statements

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Statement of Cash Flows
Presented in US Dollars

			Cumulative
			from inception
			(February 3, 2004)
			to December 31,
Year ended December 31,	2010	2009	2010

Cash flow from operating activities
Net loss for the period	$(6,707,546)	$(1,478,711)	$(12,823,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	963,027	281,424	1,678,744
Change in warrant liability	1,967,193	-	1,967,193
Foreign exchange loss	189,119	36,799	190,618
Common shares issued for services	-	-	60,102
Common shares issued for interest in exploration property	-	-	11,000
(Gain) on disposition of equipment	-	-	(602)
Accretion of asset retirement obligation	-	-	3,111
Amortization of equipment	95	1,107	9,387
Write off of prior year's deferred costs	-	-	115,684
Increase in asset retirement obligation	-	-	9,395
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses, deposits and other receivables	(53,846)	4,722	(53,846)
(Increase) in reclamation bonds	(66,104)	-	(92,050)
Increase in accounts payable and accrued liabilities	231,560	195,414	508,549

Net cash (used in) operating activities	(3,476,502)	(959,245)	(8,416,043)

Cash flow from investing activities
Purchase of mineral rights	-	-	(110,400)
Purchase of equipment	-	-	(14,535)
Proceeds from sale of equipment	-	-	5,750

Net cash (used in) investing activities	$-	$-	$(119,185)

The accompanying notes are an integral part of these financial statements

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Statement of Cash Flows (Continued)
Presented in US Dollars

			Cumulative
			from inception
			(February 3, 2004)
			to December 31,
Year ended December 31,	2010	2009	2010

Cash flow from financing activities
Issue of common shares	$2,930,260	$1,006,997	$8,360,856
Cost of issue	(289,109)	-	(289,109)
Proceeds from exercise of options	165,000	-	165,000
Proceeds from exercise of warrants	2,997,038	-	2,997,038
Deferred transaction costs	-	-	(87,505)
Cash provided by GWE to fund exploration operations	-	-	286,362

Net cash provided by financing activities	5,803,189	1,006,997	11,432,642

Increase in Cash	2,326,687	47,752	2,897,414
Cash, beginning of period	570,727	522,975	-

Cash, end of period	$2,897,414	$570,727	$2,897,414

SUPPLEMENTARY INFORMATION
Non-cash investing and financing activities
Common shares issued for interest in mining lease	$-	$-	$11,000
Common shares issued for services	$-	$-	$60,102
Compensation warrants issued for services	$-	$111,400	$111,400
Net liabilities of BE Resources Inc. assumed in connection with the reverse merger transaction	$-	$-	$(30,123)

The accompanying notes are an integral part of these financial statements

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
December 31, 2010 and 2009

1.	Nature of Business, Basis of Presentation and Going Concern

BE Resources Inc. (the "Company”) was incorporated on August 8, 2007 under the laws of the State of Colorado, United States for the purpose of acquiring certain mineral interests and all operations from Great Western Exploration, LLC (“GWE”) and further exploring and if warranted, developing those interests.

The Company is engaged in the business of the acquisition and development of mineral properties believed to be prospective for minerals such as Beryllium and other elements in the State of New Mexico, United States. To date, the Company has not earned revenue and its operations have been limited to general administrative operations, obtaining initial capital, initial property staking and exploration, and is considered an Exploration Stage Company in accordance with Accounting Standard Codification (“ASC”) 915.

The business of exploring for minerals involves a high degree of risk and there can be no assurance that current exploration programs will result in profitable mining operations. The Company’s continued existence is dependent upon the preservation of its interest in the underlying properties, the discovery of economically recoverable reserves, the achievement of profitable operations, or the ability of the Company to raise alternative financing, if necessary, or alternatively upon the Company’s ability to dispose of its interests on an advantageous basis. Although the Company has taken steps to verify title to the properties on which it is conducting exploration and in which it has an interest, in accordance with industry standards for the current stage of exploration of such properties, these procedures do not guarantee the Company’s title. Property title may be subject to unregistered prior agreements and non-compliance with regulatory requirements, increases in taxes and royalties, renegotiation of contracts and political uncertainty.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has an accumulated deficit of $12,823,328 as at December 31, 2010 and a net loss of $6,707,546 and negative net cash flows from operating activities of $3,476,502 for the year ended December 31, 2010. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
December 31, 2010 and 2009

2.	Summary of Significant Accounting Policies

These financial statements have been prepared in accordance with United States generally accepted accounting principles and their basis of application is consistent with that of the previous periods, except as disclosed below. Outlined below are those policies considered particularly significant:

Equipment

Equipment is recorded at cost. Amortization is provided principally on the straight-line method over the estimated useful lives of the respective assets, estimated to be approximately five years. When items of property and equipment are sold or retired, the related cost and accumulated amortization are removed from the accounts and any gain or loss is included in the results of operations.

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

The Company expenses all costs related to the maintenance and development of mineral interests prior to the establishment of proven and probable reserves. As at December 31, 2010 and 2009, the Company had not established any proven or probable reserves.

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

Stock options and warrants which are indexed to a factor which is not a market, performance or service condition, in addition to the Company’s share price, are classified as liabilities and remeasured at each reporting date based on the Black-Scholes option pricing model with a charge to operations, until the date of settlement.

Options granted to consultants are amortized over their performance period and remeasured at their then-current fair value as of the financial reporting date until the measurement date is reached.

The expected forfeiture rate is estimated based on historical forfeitures and expectations of future forfeiture rates. The Company makes adjustments if the actual forfeiture rate differs from the expected rate.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
December 31, 2010 and 2009

2.	Summary of Significant Accounting Policies (continued)

Asset Retirement Obligations

In accordance with ASC 410 "Asset Retirement and Environmental Obligations", the fair values of asset retirement obligations are recorded as liabilities on a discounted basis when incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset unless the asset has been previously charged to operations, in which case the amount is expensed. Over time, the liabilities will be accreted for the change in their present value and the initial capitalized costs will be depleted and amortized over the useful lives of the related assets.

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

Income Taxes

The Company uses the asset and liability method of tax allocation to account for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are measured using enacted tax rates in effect for the year in which these temporary differences are expected to be recovered or settled. The effect of changes in income tax rates on deferred income tax assets and liabilities is recognized in operations in the period that the changes are enacted. When the future realization of deferred tax assets does not meet the test of being more likely than not to occur, a valuation allowance in the amount of the potential future benefit is taken. Tax benefits are recorded only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. The Company believes that there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within 12 months of the reporting date.

Issue Costs

Direct costs associated with the issuance of the Company’s common stock, including professional fees and selling expenses relating to broker-dealer relationships, are reflected as a reduction of shareholders’ equity.

Loss Per Share

Basic loss per share is computed by dividing the loss for the period by the weighted average number of common shares outstanding during the period. The effect of potential issuances of common shares would be anti-dilutive, and accordingly basic and diluted loss per share are the same. See notes 7(c) and (d) for potentially dilutive securities outstanding as at December 31, 2010 and 2009.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
December 31, 2010 and 2009

2.	Summary of Significant Accounting Policies (continued)

Foreign Currency Translation

The functional currency of the Company is the U.S. dollar. Certain monetary assets and liabilities of the Company denominated in Canadian dollars are remeasured into U.S. dollars at exchange rates in effect at the balance sheet dates. As at December 31, 2010 and 2009, substantially all of the Company’s Canadian dollar denominated monetary assets and liabilities were comprised of cash and stock option and warrant liability. Non-monetary assets and liabilities are remeasured at historical exchange rates, unless such items are carried at market, in which case they are translated at the exchange rates in effect on the balance sheet date. Revenues and expenses are remeasured at rates approximating the exchange rates in effect at the time of the transaction. During the years ended December 31, 2010 and 2009, substantially all cash expenses were transacted in U.S. dollars.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation of share-based payments, mineral rights, asset retirement obligations, stock option and warrant liability and deferred tax assets and liabilities. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in operations in the period in which they become known.

Accounting Standards Codification

The Company uses ASC Topic 105, “Accounting Standards Codification”, which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.

Fair Value Measurements and Disclosures

Accounting Standards Update (“ASU”) 2009–05, “Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value”, clarifies that the quoted price for an identical liability, when traded as an asset in an active market, is also a Level 1 measurement for that liability when no adjustment to the quoted price is required. In the absence of a Level 1 measurement, an entity must use one or more of the following valuation techniques to estimate fair value (in a manner consistent with the principles in ASC Topic 820), which can be classified into two categories: 1) a valuation technique that uses a quoted price; and 2) another valuation technique based on the amount an entity would pay to transfer the identical liability or based on the amount an entity would receive to enter into an identical liability.

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

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
December 31, 2010 and 2009

2.	Summary of Significant Accounting Policies (continued) Fair Value Measurements and Disclosures (continued)

The three levels of the fair value hierarchy are described below.

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
•	Level 2 - Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;
•	Level 3 - Price or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The Company’s equity-linked financial instruments reflected as stock option and warrant liability on the balance sheet (see notes 7(c) and (d)) represent financial liabilities classified as Level 2 as per ASU 2009–05. As required by the guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value of the stock option and warrant liability which is not traded in an active market, has been determined using the Black-Scholes model based on assumptions that are supported by observable market conditions.

Accounting Principles Recently Adopted

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

Future Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which adds new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. ASU 2010-06 is effective for the first reporting period (including interim periods) beginning after December 15, 2010. The Company does not expect the impact of adopting ASU 2010-06 on its financial position, results of operations or cash flows to be material.

In April 2010, the FASB issued ASU 2010-13, "Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force". ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company has assessed the impact of this accounting update and expects to reclassify the stock option liability relating to the 2.2 million stock options with exercise price denominated in Canadian dollars to equity.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
December 31, 2010 and 2009

3.	New Mexico Beryllium Project

On October 1, 2007, the Company acquired GWE’s interest in the New Mexico Beryllium Project (the “Project”), related technical data, assets and operations from GWE in exchange for the issuance of 10,000,000 common shares and a 20% net profit royalty interest in the Project. Of that payment, 9,400,000 common shares and approximately 16% of the net profit royalty interest were issued to GWE. The remaining 600,000 common shares were issued to the former holders of a minority interest in the Project and approximately 4% of the net profit royalty interest was issued to the same former holders of a minority interest in the Project and an unrelated individual at the direction of GWE. The net profit royalty interest provides for the payment of royalties based on net revenue from any production from the Project and within the three mile area of interest from the outside boundary of each lease and claim comprising the Project. The 20% net profits royalty interest is calculated and payable on a quarterly basis. In May 2009, the Company entered into agreements to reduce the 20% net profit royalty to 10%. The Project is also subject to a gross profits royalty interest of 1% payable to an officer who is also a director of the Company.

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

	(a)	Sullivan Lease

On January 2, 2004, a member who was also a manager of GWE entered into a mining lease with two arms’ length individuals (the “Lessors”) for a term of 20 years expiring January 2, 2024 and for so long thereafter as the lease is not terminated. On February 3, 2004, the mining lease was assigned to GWE in exchange for 50 Class A member units of GWE valued at $11,000. Scheduled minimum future lease payments of $12,000 are required every January 1 for the duration of the lease agreement. The mining lease is subject to a 4% gross production royalty from the sale or disposition of minerals, metals and materials, payable to the Lessors.

	(b)	State Leases

During the period ended December 31, 2004, GWE entered into multiple mining leases with the State of New Mexico with a primary term of three years at an annual rent of $1.00 per acre. If minerals are not produced or mined in paying quantities during the primary term, then each lease may continue through a subsequent term of two years at $10.00 per acre, then five additional years at $3.00 per acre, and finally five additional years at $10.00 per acre. In this final term, there is also an advance royalty clause in addition to the annual rent. The Company is obligated to pay 2% of the gross returns, less transportation, smelting and reduction costs, such costs to a maximum of 50% of the gross returns. The Company has the option to cancel any of these leases with approval from the State of New Mexico.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
December 31, 2010 and 2009

3.	New Mexico Beryllium Project (continued)

	(c)	South West Interest

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

On October 1, 2007, GWE entered into a conversion agreement with Bethany on behalf of the Company. In exchange for the transfer of the Bethany Interest to the Company, Bethany agreed to accept directly from the Company an aggregate of 200,000 common shares of the Company and a 0.34% net profit interest in the Project. In May 2009, the Company entered into agreements, which resulted in a reduction in the net profit interest payable to South West from 0.34% to 0.17%.

4.	Reclamation Bonds and Asset Retirement Obligation

Under the laws of the State of New Mexico, the Company is required to maintain reclamation deposits, which cover the cost to reclaim the ground disturbed. As at December 31, 2010, the Company has three (2009 - two) reclamation bonds. These bonds are held with the United States Department of the Interior, Bureau of Land Management (“BLM”), the United States Department of Agriculture Forest Service (“USDA”) and the New Mexico Energy, Minerals and Natural Resource Department, Mining and Minerals Division (“MMD”) and are required before any surface disturbing activity can commence. The bonds will be released following satisfactory completion of reclamation of any disturbance resulting from operations at the site.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
December 31, 2010 and 2009

4.	Reclamation Bonds and Asset Retirement Obligation (continued)

During the year ended December 31, 2010, the Company made a deposit in the amount of $66,104 to the MMD for the drilling permit for the Project. On April 23, 2010, the Company was granted a permit to begin drilling its Warm Springs Beryllium Property.

Asset retirement obligations relate to the reclamation work required to be performed in connection with drilling activities performed on the Project. Exploration expenditures relating to the Project are expensed as incurred. Changes in asset retirement obligation during the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Balance, beginning of year	$12,506	$12,506
Accretion expense	-	-
Balance, end of year	$12,506	$12,506

5.	Equipment

At December 31, 2010 and 2009, equipment consisted of the following:

	2010	2009
Cost	$5,535	$5,535
Less: Accumulated amortization	(5,535)	(5,440)
	$-	$95

6.	Commitments and Contingencies

Environmental Considerations

The exploration for and development of resource properties involves the extraction, production and transportation of materials, which under certain conditions, can be hazardous or cause environmental pollution problems. The Company is continually taking action it believes appropriate to satisfy applicable federal, state and local environmental regulations and does not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations, financial condition or the competitive position of the Company in the mineral resource industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Company cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
December 31, 2010 and 2009

6.	Commitments and Contingencies (continued)

Employment Agreement

Pursuant to an amended employment agreement dated September 1, 2009, in the event of certain circumstances, the Company would be obligated to pay the employee an amount equal to twelve times the employee’s current monthly base salary of $3,000. (Note 8(a)).

Property Maintenance Costs

The Company will be required to incur property maintenance costs for its mineral rights. These costs are currently estimated at $171,000 for each year and include the following items:

(i)	Annual fees of $140 per claim per year to maintain federal mining claims; and
(ii)	Annual lease payments for state leases and the minimum annual royalty of $12,000 for the lease regarding the Sullivan property.

7.	Capital Stock

(a)	Authorized

250,000,000 shares of voting common stock, with no par value 10,000,000 shares of preferred stock, with no par value

(b)	Issued capital stock

A summary of changes in capital stock for the years ended December 31, 2010 and 2009 is as follows:

(i)

On June 18, 2010, the Company completed a brokered private placement financing of 10,000,000 units (the “Units”) at a price of Cdn$0.30 ($0.29) per Unit, for aggregate gross proceeds of Cdn$3,000,000 ($2,930,260). Each Unit is comprised of one common share of the Company (a “Common Share”) and one- half of one Common Share purchase warrant (a “Warrant”). Each full Warrant entitled the holder thereof to purchase one Common Share for a period of two years at an exercise price of Cdn$0.50 per Common Share. In connection with the sale of the Units, the Company paid a cash commission equal to 8% of the gross proceeds and issued 983,333 compensation warrants to purchase Units at a price of Cdn$0.30 per Unit for a period of two years from the closing of the private placement. Net proceeds of the private placement were allocated on a pro-rata basis between Common Shares and Warrants based on the relative fair values.

The grant date fair values of the 5,000,000 Warrants and 983,333 compensation warrants were estimated using the Black-Scholes option pricing model to be $688,600 and $211,300 respectively. The assumptions used were: expected dividend yield of 0%; expected volatility of 155%; risk free interest rate of 1.52%; and expected term of 2 years. The warrants and compensation warrants have been classified as liabilities and are remeasured at each reporting date.

The Chief Financial Officer of the Company purchased 33,333 Units of the placement at a price of Cdn$0.30 for gross proceeds of Cdn$10,000 ($9,767), on the same terms as other investors.

(ii)

On October 26, 2009, the Company closed an initial public offering of 5,000,000 common shares at a price of Cdn$0.30 ($0.28) for gross proceeds of Cdn$1,500,000 ($1,412,962). Related issue costs, including finders’ fees, totaled $602,959.

The spouse of the Chief Financial Officer of the Company acquired 16,666 common shares pursuant to the initial public offering.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
December 31, 2010 and 2009

7.	Capital Stock (continued)

(iii)

On November 13, 2009, the Company issued an additional 750,000 common shares from the exercise of the over-allotment option associated with the initial public offering described in Note 7(b)(ii). The common share were issued at a price of Cdn$0.30 ($0.29) for gross proceeds of Cdn$225,000 ($214,123). Related issue costs, comprised of underwriter's commissions, totaled $17,130.

(iv)

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

(c)	Stock options

The Company’s stock option plan (the “Plan”) was amended in June 2010 to provide for the grant of incentive and non-qualified stock options for up to 6,500,000 common shares to employees, consultants, officers and directors of the Company. All terms and conditions of the options are potentially the same for consultants as well as internal employees and directors. Options are granted for a term of up to five years from the date of grant. The vesting conditions were also amended in June 2010 to allow for the immediate vesting of options. Stock options granted generally vest immediately or 25% on the date of grant and 25% every six months thereafter over a period of eighteen months.

A summary of changes in stock options during the years ended December 31, 2010 and 2009 are as follows:

		Weighted average	Weighted average
	Number of	Exercise Price	Exercise Price
	Stock Options	US	CDN

Balance, December 31, 2008	3,560,000	$0.24	$0.25
Granted	400,000	$0.35

Balance, December 31, 2009	3,960,000	$0.25
Granted	3,000,000	$0.34
Exercised	(550,000)	$0.30
Expired	(125,000)	$0.30
Forfeited	(375,000)	$0.30

Balance, December 31, 2010	5,910,000	$0.29

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
December 31, 2010 and 2009

7.	Capital Stock - continued

(c)	Stock options - continued

As at December 31, 2010, the following stock options were outstanding:

	Options	Options	Exercise	Expiration
Date of Grant	Granted	Exercisable	Price	Date

December 7, 2007	3,560,000	3,560,000	CDN $0.25 (US $0.25)	December 7, 2012
November 12, 2009	400,000	300,000	US $0.35	November 12, 2014
April 21, 2010	500,000	250,000	US $0.20	April 21, 2012
May 11, 2010	500,000	250,000	US $0.30	May 11, 2012
June 7, 2010	50,000	50,000	US $0.30	June 7, 2015
July 2, 2010	300,000	75,000	US $0.31	July 2, 2012
July 2, 2010	300,000	300,000	US $0.31	July 2, 2015
August 5, 2010	100,000	100,000	US $0.30	August 5, 2012
September 27, 2010	100,000	100,000	US $1.05	September 27, 2012
October 4, 2010	100,000	100,000	US $1.04	October 4, 2012

	5,910,000	5,085,000

As at December 31, 2010, the weighted average exercise price is Cdn$0.29 ($0.29) . As at December 31, 2010, the weighted average remaining contractual life of outstanding options is 2.08 years.

The fair value of the stock options granted was estimated using the Black-Scholes option pricing model and is amortized over the related service period of the underlying options. This model requires management to make estimates of the expected volatility of its common shares, the expected term of the option to exercise, the expected future forfeiture rate, and future interest rates. The risk free interest rate is based on the U.S. Treasury Bond rate. The Company has not paid dividends and does not expect to pay dividends in the immediate future. As historical volatility of the Company’s common shares is not available, expected volatility is based on the historical performance of the common shares of other corporations with similar operations. The expected life of the stock options was estimated to be the term of the options.

Cash proceeds from the exercise of options during 2010 totalled $165,000. Stock compensation expense yet to be expensed on the remaining contractual life of stock options is $279,739.

The weighted average grant date fair value of options granted during the year ended December 31, 2010 was Cdn$0.33 ($0.34) per option.

During the year ended December 31, 2010, the Company granted the following:

(i)

900,000 options for consulting services at an exercise price of $0.30 that expire on January 5, 2015. The options originally vest 25% on the date of grant and 25% every six months thereafter over a period of eighteen months as long as the consultant continues to provide services to the Company. Pursuant to the amendment of the Plan in June 2010, 400,000 of these options vested immediately after TSX approval was received and was subsequently exercised. The weighted average grant date fair value of these options was $0.29 per share. The assumptions used to estimate the fair value are as follows: expected dividend yield of 0%; expected volatility of 127%; risk free interest rate of 2.56%; and expected term of 5 years. Of the 900,000 options, 125,000 expired and 375,000 failed to vest during the year ended December 31, 2010.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
December 31, 2010 and 2009

7.	Capital Stock - continued

(c)	Stock options - continued

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

(iv)

200,000 options for consulting services at an exercise price of $0.30 that expire on June 7, 2015. The options vested immediately. The weighted average grant date fair value of these options was $0.24 per share. The assumptions used to estimate the fair value are as follows: expected dividend yield of 0%; expected volatility of 159%; risk free interest rate of 1.95%; and expected term of 5 years. 150,000 of these options were exercised during the year.

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

(vi)

300,000 options to a director who is also an officer of the Company for management services at an exercise price of $0.31 that expire on July 2, 2015. The options vested immediately. The weighted average grant date fair value of these options was $0.25 per share. The assumptions used to estimate the fair value are as follows: expected dividend yield of 0%; expected volatility of 127%; risk free interest rate of 1.82%; and expected term of 5 years.

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

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
December 31, 2010 and 2009

7.	Capital Stock - continued

(c)	Stock options - continued

(ix)

100,000 options for consulting services at an exercise price of $1.04 that expire on October 4, 2012. The options vested immediately. The weighted average grant date fair value of these options was $0.81 per share. The assumptions used to estimate the fair value are as follows: expected dividend yield of 0%; expected volatility of 189%; risk free interest rate of 0.41%; and expected term of 2 years.

(x)

During the year ended December 31, 2009, 400,000 options were granted to a consultant at an exercise price of $0.35 that expire on November 12, 2014. The weighted average grant date fair value of these options was $0.24 per share. The assumptions used to calculate the fair value are as follows: expected dividend yield of 0%; expected volatility of 111%; risk free interest rate of 2.28%; and expected term of 5 years.

The Company has determined that 2,200,000 stock options granted during the year ended December 31, 2007 were effectively indexed to the exchange rate between the Canadian dollar and the U.S. dollar, the functional currency of the Company, in addition to the price of its common stock. As a result, these stock options have been classified as liabilities and are remeasured at the end of each reporting period until settlement. As at December 31, 2010, the fair value of the liability of $745,400 (2009 - $487,700) was estimated based on the following assumptions: expected dividend yield of 0% (2009 - 0%); expected volatility of 161% (2009 - 133%); risk free interest rate of 0.61% (2009 - 1.7%); and expected life of 1.94 years (2009 - 2.94 years).

The intrinsic value of stock options issued and outstanding at December 31, 2010 was $1,187,546 (2009 - $178,000). Intrinsic value for stock options is calculated based on the difference between the exercise prices of the underlying options and the quoted price of the Company’s common shares as of the reporting date.

(d)	Warrants

A summary of changes in warrants during the years ended December 31, 2010 and 2009 is as follows:

		Weighted average	Weighted average
	Number of	Exercise Price	Exercise Price
	Warrants	US	CDN

Balance, December 31, 2008	-	$-	$-
Issued - compensation warrants (ii)	575,000	$0.29	$0.30

Balance, December 31, 2009	575,000	$0.29	$0.30
Issued - warrants and compensation warrants (i)	6,456,249	$0.47	$0.47
Exercised	(6,550,750)	$0.47	$0.47
Expired	(40,000)	$0.50	$0.50

Balance, December 31, 2010	440,499	$0.30	$0.30

(i)

On November 3, 2010, the Company elected to accelerate the expiration of its Series 2010-I warrants (of which 5,000,000 warrants were issued on June 18, 2010 as part of the private placement of units described in note 7(b)(i), and up to 491,167 are issuable upon the exercise of compensation options issued in connection with such private placement). The warrants expired on December 1, 2010. Each warrant entitled the holder to purchase one common share at a price of Cdn$0.50 per share.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
December 31, 2010 and 2009

7.	Capital Stock - continued

Under the terms of the warrants, the Company had the right to accelerate the expiration of the warrants in the event that the closing price of the Company’s common shares on the TSX Venture Exchange equalled or exceeded Cdn$0.75 for a period of ten consecutive trading days (“Acceleration Event”). If the Acceleration Event occurs, the warrants provide that the Company may, within five days of such occurrence, notify holders of the early expiration of the warrants and thereafter, such warrants will expire at 3:30 p.m. (Toronto time) on the date which is twenty-one days after the date of the notice. As of November 3, 2010, the closing price of the common shares of the Company had exceeded Cdn$0.75 in the prior ten consecutive trading days.

(ii)

In connection with the initial public offering completed on October 26, 2009 and exercise of the over-allotment option described in Notes 7(b)(ii) and (iii), the Company granted 575,000 compensation warrants to the underwriter, exercisable at Cdn$0.30 for a period of 2 years.

As at December 31, 2010, the following warrant and compensation warrants were outstanding:

Expiration Date	Number of	Exercise
	warrants	Price	Fair Value

October 26, 2011	403,000	CDN$0.30 (US $0.30)	$90,000
June 18, 2012(1)	37,499	CDN$0.30 (US $0.30)	10,900

	440,499		$100,900

(1)	Each compensation warrant entitles the holder to purchase a Unit, which is comprised of one common share and one-half of one warrant.

8.	Related Party Transactions

(a)

Pursuant to an amended employment agreement dated September 1, 2009, the Company paid an officer who is also a director of the Company, a salary of $36,000 (2009 - $92,000) and an expense allowance of $226,000 (2009 - $68,000) for the year ended December 31, 2010, these amounts are included in management and consulting fees in the statement of operations. Included in accounts payable as at December 31, 2010 was $nil (2009 - $9,395) owing to this individual for expense reimbursement. This amount is unsecured, non-interest bearing with no fixed terms of repayment.

(b)

During the year ended December 31, 2010, the Company incurred fees for accounting services rendered of $35,792 (2009 - $46,599) charged by a corporation controlled by an officer of the Company and consulting fees of $24,000 (2009 - $24,000) charged by this officer. These amounts are included in professional fees in the statement of operations. In addition, during the year ended December 31, 2010, the Company incurred fees for corporate secretarial services rendered of $12,991 (2009 - $nil) charged by a corporation of which an officer of the Company is also an officer. Included in accounts payable as at December 31, 2010 is $12,295 (2009 - $11,369) owing to this corporation, $1,455 owing to the corporation of which this officer is also an officer and $nil (2009 - $45,000) owing to this officer. These amounts are unsecured, non-interest bearing with no fixed terms of repayment.

The above transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
December 31, 2010 and 2009

8.	Related Party Transactions, continued

(c)

An officer of the Company purchased 33,333 Units of the private placement financing completed on June 18, 2010 (note 7(b)(i)) at a price of Cdn$0.30 for gross proceeds of Cdn$10,000 ($9,767), on the same terms as other investors. This officer exercised the 16,667 warrants connected with the units for 16,667 common shares at a price of Cdn$0.50 for gross proceeds of Cdn$8,334 ($8,160).

9.	Segment Information

The Company has one operating segment, which is the exploration and development of exploration properties in the United States. As at December 31, 2010, geographic segmentation of the Company’s assets is as follows: Canada - $2,889,883 (2009 - $551,297) and the United States - $345,410 (2009 - $155,871). Substantially all of the expenses are made in the United States.

10.	Financial Instruments

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Cash deposits with a major Canadian chartered bank are insured by the Canadian Deposit Insurance Corporation up to Cdn$100,000. Cash deposits with a major U.S. bank are insured by the Federal Deposit Insurance Corporation up to $250,000. As at December 31, 2010, the Company held Cdn$2,854,705 (2009 - Cdn$583,490) with the major Canadian chartered bank and $27,297 (2009 - $15,414) with the major U.S. bank.

Foreign Exchange Risk

Certain of the Company's expenses were incurred in Canadian currency and are therefore subject to gains or losses due to fluctuations in this currency. As at December 31, 2010, the Company held cash of $2,821,419 (US$2,836,655) denominated in Canadian dollars (2009 - Cdn$569,616; US$544,268) had accounts payable and accrued liabilities of $153,876 (US$154,707) denominated in Canadian dollars (2009 - Cdn$94,807; US$90,588) and had a stock option and warrant liability of $841,730 (US$846,300) denominated in Canadian currency (2009 - Cdn$624,300; US$596,500).

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

11.	Deferred Taxes

a) Provision for Income Taxes

Major items causing the Company’s income tax rate to differ from the U.S. federal statutory rate of approximately 34% (2009 – 34%) are as follows.

	2010	2009

Loss before income taxes	$(6,707,546)	$(1,478,711)

Expected income tax benefit based on statutory rate	$(2,281,000)	$(503,000)
Adjustments resulting from:
Warrant liability	668.600	(37,000)
Stock-based compensation	326,700	16,000
Other	47,700	-
Change in valuation allowance	1,238,000	524,000
Income tax recovery reflected in the statement of operations	$-	$-

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
December 31, 2010 and 2009

11.	Deferred Taxes (continued)

As at December 31, 2010, the Company had approximately $7,989,000 of net operating loss carry forwards in the U.S., which may be used to reduce taxable income in future years which expire starting December 31, 2027. The Company also has exploration expenditures of approximately $268,000 which may be used to reduce taxable income in future years. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at December 31, 2010.

The significant components of the deferred tax assets at December 31, 2010 and 2009 were as follows:

	2010	2009

Deferred income tax assets (liabilities)
Non-capital losses	2,717,000	1,511,000
Stock-based compensation and warrant liability	288,000	203,000
Exploration expenditures	54,000	107,000
Valuation allowance	(3,059,000)	(1,821,000)

	$-	$-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our accountants during the last two fiscal years, and we have not had any disagreements with our existing accountants during that time.

ITEM 9A. CONTROLS AND PROCEDURES

     (a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2010, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective.

     (b) There has been no change in our internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G of Form 10-K, the information contained in this Item 10 is incorporated by reference to our Definitive Proxy Statement for our 2011 Annual Meeting of Shareholders, expected to be filed with the SEC on or before April 30, 2011.

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

The information contained in this Item 11 is incorporated by reference to our Definitive Proxy Statement for our 2011 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in this Item 12 is incorporated by reference to our Definitive Proxy Statement for our 2011 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in this Item 13 is incorporated by reference to our Definitive Proxy Statement for our 2011 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained in this Item 14 is incorporated by reference to our Definitive Proxy Statement for our 2011 Annual Meeting of Shareholders.

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

10.8

Sullivan Lease between David Tognoni and Kenneth Alan Sullivan and Cherrill L. Sullivan dated January 2, 2004 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.10, File No. 333-160431).

10.9

Assignment of Sullivan Lease between David Q. Tognoni and Great Western Exploration, LLC dated February 3, 2004 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.11, File No. 333-160431).

10.10

Assignment of Sullivan Lease between the Company and Great Western Exploration, LLC dated October 1, 2007 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.12, File No. 333-160431).

10.11

Amendment of Sullivan Lease between the Company and Kenneth Alan Sullivan and Cherrill L. Sullivan dated April 9, 2008 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.13, File No. 333-160431).

10.12

State of New Mexico Lease Number HG 0059 between New Mexico State Land Office and Great Western Exploration, LLC dated January 3, 2005 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.14, File No. 333-160431).

10.13

Assignment of General Mining Lease New Mexico Lease Number HG 0059 between the Company and Great Western Exploration, LLC dated September 4, 2007 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.15, File No. 333-160431).

10.14	State of New Mexico Lease Number HG 0060 between New Mexico State Land Office and Great Western Exploration, LLC dated January 3, 2005
10.15

Assignment of General Mining Lease New Mexico Lease Number HG 0060 between the Company and Great Western Exploration, LLC dated September 4, 2007 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.17, File No. 333-160431).

10.16

State of New Mexico Lease Number HG 0061 between New Mexico State Land Office and Great Western Exploration, LLC dated January 3, 2005 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.18, File No. 333-160431).

10.17

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
10.18	Form of Stock Option Agreement (incorporated by reference from our registration statement on Form S- 1 filed on July 2, 2009, Exhibit 10.21, File No. 333-160431).
10.19

First Amendment to NPR Agreement between the Company and South West Exploration, dated May 27, 2009 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.22, File No. 333-160431).

10.20

First Amendment to NPR Agreement between the Company and Bethany Resources, LLC, dated May 27, 2009 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.23, File No. 333-160431).

10.21

First Amendment to NPR Agreement between the Company and Great Western Exploration, LLC, dated May 27, 2009 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.24, File No. 333-160431).

10.22	First Amendment to NPR Agreement between the Company and Stewart Jackson, dated May 30, 2009 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.25, File No. 333-160431).
*10.23	Amended and Restated Employment Agreement between the Company and David Q. Tognoni effective January 1, 2011.
10.24	Amendment and Restatement of Stock Option Plan (Incorporated by reference to Annex "A" to the Definitive Proxy Statement on Schedule 14A as filed on April 30, 2010, File No. 000-53811).
14	Code of Ethics (incorporated by reference to our annual report on Form 10-K for the year ended December 31, 2009 filed March 31, 2010, File No. 000-53811)
*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for David Q. Tognoni
*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carmelo Marrelli
*32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David Q. Tognoni and Carmelo Marrelli

* Filed with this report

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BE RESOURCES INC.

/s/ David Q. Tognoni
Dated: March 30, 2011	David Q. Tognoni,
President and Chief Executive Officer

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ David Q. Tognoni	President, Chief Executive Officer, and Director	March 30, 2011
David Q. Tognoni

Chief Financial Officer
/s/ Carmelo Marrelli	(Principal Financial and Accounting Officer)	March 30, 2011
Carmelo Marrelli

/s/ Edward Godin	Chairman of the Board of Directors	March 30, 2011
Edward Godin

/s/ Robert Lufkin	Director	March 30, 2011
Robert Lufkin

Exhibit Index

Item No.	Description
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

10.8

Sullivan Lease between David Tognoni and Kenneth Alan Sullivan and Cherrill L. Sullivan dated January 2, 2004 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.10, File No. 333-160431).

10.9

Assignment of Sullivan Lease between David Q. Tognoni and Great Western Exploration, LLC dated February 3, 2004 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.11, File No. 333-160431).

10.10

Assignment of Sullivan Lease between the Company and Great Western Exploration, LLC dated October 1, 2007 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.12, File No. 333-160431).

10.11

Amendment of Sullivan Lease between the Company and Kenneth Alan Sullivan and Cherrill L. Sullivan dated April 9, 2008 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.13, File No. 333-160431).

10.12

State of New Mexico Lease Number HG 0059 between New Mexico State Land Office and Great Western Exploration, LLC dated January 3, 2005 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.14, File No. 333-160431).

10.13

Assignment of General Mining Lease New Mexico Lease Number HG 0059 between the Company and Great Western Exploration, LLC dated September 4, 2007 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.15, File No. 333-160431).

10.14	State of New Mexico Lease Number HG 0060 between New Mexico State Land Office and Great Western Exploration, LLC dated January 3, 2005
10.15

Assignment of General Mining Lease New Mexico Lease Number HG 0060 between the Company and Great Western Exploration, LLC dated September 4, 2007 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.17, File No. 333-160431).

10.16

State of New Mexico Lease Number HG 0061 between New Mexico State Land Office and Great Western Exploration, LLC dated January 3, 2005 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.18, File No. 333-160431).

10.17

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
10.18	Form of Stock Option Agreement (incorporated by reference from our registration statement on Form S- 1 filed on July 2, 2009, Exhibit 10.21, File No. 333-160431).
10.19

First Amendment to NPR Agreement between the Company and South West Exploration, dated May 27, 2009 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.22, File No. 333-160431).

10.20

First Amendment to NPR Agreement between the Company and Bethany Resources, LLC, dated May 27, 2009 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.23, File No. 333-160431).

10.21

First Amendment to NPR Agreement between the Company and Great Western Exploration, LLC, dated May 27, 2009 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.24, File No. 333-160431).

10.22	First Amendment to NPR Agreement between the Company and Stewart Jackson, dated May 30, 2009 (incorporated by reference from our registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.25, File No. 333-160431).
*10.23	Amended and Restated Employment Agreement between the Company and David Q. Tognoni effective January 1, 2011.
10.24	Amendment and Restatement of Stock Option Plan (Incorporated by reference to Annex "A" to the Definitive Proxy Statement on Schedule 14A as filed on April 30, 2010, File No. 000-53811).
14	Code of Ethics (incorporated by reference to our annual report on Form 10-K for the year ended December 31, 2009 filed March 31, 2010, File No. 000-53811)
*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for David Q. Tognoni
*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carmelo Marrelli
*32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David Q. Tognoni and Carmelo Marrelli

* Filed with this report