Form 10-Q
period 2011-03-31
BE Resources Inc.
filed 2011-05-16
CIK 1438884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes [X]         No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to post such files).

Yes [X]         No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]         No [X]

Number of common shares outstanding at May 13, 2011: 50,045,750

BE Resources Inc.
Index

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Balance Sheets - Presented in US Dollars

	March 31,	December 31,
	2011	2010
	(Unaudited)

Assets
Current assets
Cash	$1,268,010	$2,897,414
Prepaid expenses, deposits and other receivables	42,580	135,429

Total current assets	1,310,590	3,032,843
Mineral rights	110,400	110,400
Reclamation bonds (note 3)	117,913	92,050

Total assets	$1,538,903	$3,235,293

Liabilities
Current liabilities
Accounts payable (note 6)	$372,978	$571,037
Accrued liabilities (note 6)	42,737	5,814
Stock option and warrant liability (note 5(a)(b))	-	846,300

Total current liabilities	415,715	1,423,151
Asset retirement obligation	12,506	12,506

Total liabilities	428,221	1,435,657

Commitments and contingencies (note 4)
Stockholders' equity
Preferred stock, no par value, 10,000,000 authorized, none issued or outstanding	-	-
Common stock, no par value, 250,000,000 authorized, 50,045,750 issued and outstanding	13,869,935	13,869,935
Additional paid-in capital	790,026	753,029
Deficit accumulated during the exploration stage	(13,549,279)	(12,823,328)
Total stockholders' equity	1,110,682	1,799,636

Total liabilities and stockholders' equity	$1,538,903	$3,235,293

The accompanying notes are an integral part of these unaudited interim financial statements

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Statements of Operations - Presented in US Dollars
(Unaudited)

			Cumulative
			from inception
	For the three months		(February 3, 2004)
	ended March 31,		to March 31,
	2011	2010	2011
Operating expenses
Management and consulting fees (note 6)	$98,624	$16,028	$1,405,142
Drilling	620,381	-	2,331,706
Geological consulting fees	519,063	172,560	2,874,335
Office and general	8,239	7,694	495,245
Professional fees	54,047	97,513	1,294,503
Foreign exchange loss	(46,822)	4,438	385,116
Change in warrant liability (note 5(b))	-	(42,300)	1,866,293
Stock-based compensation (note 5(a))	118,578	(103,221)	1,051,922
Fees, licenses and permits	118,638	(140)	690,520
Transfer agent and filing fees	67,212	16,048	318,391
Lease expense	-	-	84,566
Interest and accretion expense	-	-	5,475
Gain on disposition of equipment	-	-	(602)
Travelling	14,291	7,262	172,378
Amortization of equipment	-	95	9,387
Financing costs	-	-	571,335

	1,572,251	175,977	13,555,712
Less: Other income
Dividend income	-	-	(6,433)

Net loss for the period	$(1,572,251)	$(175,977)	$(14,395,579)

Net loss per share - basic	$(0.03)	$(0.01)

Weighted average number of shares outstanding - basic	50,045,750	32,945,000

The accompanying notes are an integral part of these unaudited interim financial statements

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Statement of Stockholders' Equity - Presented in US Dollars

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

The accompanying notes are an integral part of these unaudited interim financial statements

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Statement of Stockholders' Equity
Presented in US Dollars (Continued)

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

The accompanying notes are an integral part of these unaudited interim financial statements

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Statement of Stockholders' Equity
Presented in US Dollars (Continued)

				Deficit
				Accumulated
	Additional	Common Stock		During the
	Paid-in	Number of		Exploration
	Capital	Shares	Amount	Stage	Total

Balance, December 31, 2009	$232,117	32,945,000	$5,636,536	$(6,115,782)	$(247,129)
Common shares issued for cash at $0.29 (Cdn$0.30) per share	-	10,000,000	2,930,260	-	2,930,260
Issue costs	-	-	(289,109)	-	(289,109)
Issue of warrants valued at $0.14 per warrant	-	-	(688,600)	-	(688,600)
Issue of compensation warrants valued at $0.16 per warrant	-	-	(161,645)	-	(161,645)
Common shares issued for cash from the exercise of stock options	-	550,000	165,000	-	165,000
Black-Scholes value of stock options exercised	(314,955)	-	314,955	-	-
Common shares issued for cash from the exercise of warrants	-	6,550,750	2,997,038	-	2,997,038
Black-Scholes value of warrants exercised transferred from warrant liability	-	-	2,965,500	-	2,965,500
Stock-based compensation based on the Black-Scholes option pricing model, amortized over the vesting period	835,867	-	-	-	835,867
Loss for the period	-	-	-	(6,707,546)	(6,707,546)

Balance, December 31, 2010	753,029	50,045,750	13,869,935	(12,823,328)	1,799,636
Cumulative effect of applying ASU 2010-13	-	-	-	846,300	846,300
Stock-based compensation based on the Black-Scholes option pricing model, amortized over the vesting period	36,997	-	-	-	36,997
Loss for the period	-	-	-	(1,572,251)	(1,572,251)

Balance, March 31, 2011	$790,026	50,045,750	$13,869,935	$(13,549,279)	$1,110,682

The accompanying notes are an integral part of these unaudited interim financial statements

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Statements of Cash Flows - Presented in US Dollars
(Unaudited)

			Cumulative
			from inception
	For the three months		(February 3, 2004)
	ended March 31,		to March 31,
	2011	2010	2011

Cash flow from operating activities
Net loss for the period	$(1,572,251)	$(175,977)	$(14,395,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	118,578	(103,221)	1,797,322
Change in warrant liability	-	(42,300)	1,967,193
Foreign exchange loss	-	12,000	190,618
Common shares issued for services	-	-	60,102
Common shares issued for interest in exploration property	-	-	11,000
(Gain) on disposition of equipment	-	-	(602)
Accretion of asset retirement obligation	-	-	3,111
Amortization of equipment	-	95	9,387
Write off of prior year's deferred costs	-	-	115,684
Increase in asset retirement obligation	-	-	9,395
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses, deposits and other receivables	11,266	(1,105)	(42,580)
(Increase) in reclamation bonds	(25,863)	(36,724)	(117,913)
Increase in accounts payable and accrued liabilities	(161,134)	(517)	347,415

Net cash used in operating activities	(1,629,404)	(347,749)	(10,045,447)

Cash flow from investing activities
Purchase of mineral rights	-	-	(110,400)
Purchase of equipment	-	-	(14,535)
Proceeds from sale of equipment	-	-	5,750

Net cash used in investing activities	$-	$-	$(119,185)

The accompanying notes are an integral part of these unaudited interim financial statements

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Statements of Cash Flows - Presented in US Dollars (Continued)
(Unaudited)

			Cumulative
			from inception
	For the three months		(February 3, 2004)
	ended March 31,		to March 31,
	2011	2010	2011

Cash flow from financing activities
Issuance of common shares	$-	$-	$8,360,856
Cost of issue	-	-	(289,109)
Proceeds from exercise of options	-	-	165,000
Proceeds from exercise of warrants	-	-	2,997,038
Deferred transaction costs	-	-	(87,505)
Cash provided by GWE to fund exploration operations	-	-	286,362

Net cash provided by financing activities	-	-	11,432,642

(Decrease) increase in Cash	(1,629,404)	(347,749)	1,268,010
Cash, beginning of period	2,897,414	570,727	-

Cash, end of period	$1,268,010	$222,978	$1,268,010

SUPPLEMENTARY INFORMATION
Non-cash investing and financing activities
Common shares issued for interest in mining lease	$-	$-	$11,000
Common shares issued for services	$-	$-	$60,102
Compensation warrants issued for services	$11,000	$-	$122,400
Net liabilities of BE Resources Inc. assumed in connection with the reverse merger transaction	$-	$-	$(30,123)
Cumulative adjustment on stock option liability	$846,300	$-	$846,300
Non-cash change in prepaid	$81,583	$-	$81,583

The accompanying notes are an integral part of these unaudited interim financial statements

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Notes to Financial Statements - Presented in US Dollars
March 31, 2011
(unaudited)

1.	Nature of Business, Basis of Presentation and Going Concern

BE Resources Inc. (the "Company”) was incorporated on August 8, 2007 under the laws of the State of Colorado, United States for the purpose of acquiring certain mineral interests and all operations from Great Western Exploration, LLC (“GWE”) and further exploring and if warranted, developing those interests.

The Company is engaged in the business of the acquisition and development of mineral properties believed to be prospective for minerals such as Beryllium and other elements in the State of New Mexico, United States. To date, the Company has not earned revenue and its operations have been limited to general administrative operations, obtaining initial capital, initial property staking and exploration, and is considered an Exploration Stage Company in accordance with Accounting Standard Codification ("ASC") 915.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has an accumulated deficit of $13,549,279 as at March 31, 2011 and a net loss of $1,572,251 and negative net cash flows from operating activities of $1,629,404 for the three months ended March 31, 2011. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies

These unaudited interim financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed on March 30, 2011 with the SEC. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Notes to Financial Statements - Presented in US Dollars
March 31, 2011
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

These financial statements are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as at March 31, 2011, and the results of its operations and its cash flows for the three month periods ended March 31, 2011 and 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year. Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Accounting Principles Recently Adopted

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which adds new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. ASU 2010-06 is effective for the first reporting period (including interim periods) beginning after December 15, 2010. ASU 2010-06 did not have an impact on the Company's financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU 2010-13, "Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force". ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. In accordance with ASU 2010-13, the Company has recorded a cumulative adjustment of $846,300 to eliminate the stock option and warrant liability.

Cash and Cash Equivalents

The Company considers all short term investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Fair Value of Financial Instruments

The Company's cash and cash equivalents, short term investments, accounts receivable, accounts payable and accrued liabilities are considered financial instruments whose carrying value approximates fair value based on their short term nature.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings per Share

The basic earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

Future Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial statements.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Notes to Financial Statements - Presented in US Dollars
March 31, 2011
(unaudited)

3.	Reclamation Bonds

The Company made a deposit in the amount of $25,863 during the three months ended March 31, 2011, for the drilling permit for its Warm Springs Beryllium Property in New Mexico, U.S.A. As at March 31, 2011, the Company has four reclamation bonds totaling $117,913. These bonds are held with the United States Department of the Interior, Bureau of Land Management ("BLM"), the United States Department of Agriculture Forest Service ("USDA") and the New Mexico Energy, Minerals and Natural Resource Department, Mining and Minerals Division ("MMD") and are required before any surface disturbing activity can commence. The bonds will be released following satisfactory completion of reclamation of any disturbance resulting from operations at the site.

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

Employment Agreement

Pursuant to an amended employment agreement dated January 1, 2011, in the event of certain circumstances, the Company would be obligated to pay the employee an amount equal to twelve times the employee’s current monthly base salary of $3,000 (note 6(a)).

Property Maintenance Costs

The Company is required to incur property maintenance costs for its mineral rights. These costs are currently estimated at $171,000 for each year and include the following items:

(i) Annual fees of $140 per claim per year to maintain federal mining claims; and
(ii) Annual lease payments for state leases and the minimum annual royalty of $12,000 for the lease regarding the Sullivan property.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Notes to Financial Statements - Presented in US Dollars
March 31, 2011
(unaudited)

5.	Capital Stock

(a)	Stock options

A summary of changes in stock options during the three months ended March 31, 2011 are as follows:

		Weighted average	Weighted average
	Number of	Exercise Price	Exercise Price
	Stock Options	US	CDN

Balance, December 31, 2010	5,910,000	$ 0.29	$ 0.29
Granted	40,000	$ 0.40

Balance, March 31, 2011	5,950,000	$ 0.30	$ 0.29

As at March 31, 2011, the following stock options were outstanding:

	Options	Options	Exercise	Expiration
Date of Grant	Granted	Exercisable	Price	Date

December 7, 2007	3,560,000	3,560,000	CDN $0.25(US $0.25)	December 7, 2012
November 12, 2009	400,000	300,000	US $0.35	November 12, 2014
April 21, 2010	500,000	250,000	US $0.20	April 21, 2012
May 11, 2010	500,000	250,000	US $0.30	May 11, 2012
June 7, 2010	50,000	50,000	US $0.30	June 7, 2015
July 2, 2010	300,000	150,000	US $0.31	July 2, 2012
July 2, 2010	300,000	300,000	US $0.31	July 2, 2015
August 5, 2010	100,000	100,000	US $0.30	August 5, 2012
September 27, 2010	100,000	100,000	US $1.05	September 27, 2012
October 4, 2010	100,000	100,000	US $1.04	October 4, 2012
January 17, 2013	40,000	40,000	US $0.40	January 17, 2013

	5,950,000	5,200,000

As at March 31, 2011, the weighted average exercise price of the outstanding options is $0.30 (Cdn$0.29) . As at March 31, 2011, the weighted average remaining contractual life of outstanding options is 1.84 years.

The fair value of the stock options granted was estimated using the Black-Scholes option pricing model and is amortized over the related service period of the underlying options. This model requires management to make estimates of the expected volatility of its common shares, the expected term of the option to exercise, the expected future forfeiture rate, and future interest rates. The risk free interest rate is based on the U.S. Treasury Bond rate. The Company has not paid dividends and does not expect to pay dividends in the immediate future. As historical volatility of the Company’s common shares is not available, expected volatility is based on the historical performance of the common shares of other corporations with similar operations. The expected life of the stock options was estimated using management’s best estimate based on a study of the exercise activities of historical trends and future expectations.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Notes to Financial Statements - Presented in US Dollars
March 31, 2011
(unaudited)

5.	Capital Stock - continued

	(a)	Stock options - continued

During the three months ended March 31, 2011, the Company granted 40,000 options, valued at $36,997, to a consultant at an exercise price of $0.40 that expire on January 17, 2013. The options vested immediately. The weighted average grant date fair value of these options was $0.275 per share. The assumptions used to estimate the fair value are as follows: expected dividend yield of 0%; expected volatility of 162.31%; risk free interest rate of 1.79%; and expected term of 2 years.

In accordance with ASU 2010-13, the Company has recorded a cumulative adjustment of $846,300 to eliminate the stock option and warrant liability.

On September 27, 2010 and October 4, 2010, the Company entered into two Consulting Agreements which required the Company to grant a total of 200,000 stock options, valued at $163,000, for services to be performed over a six month period. During the quarter ended March 31, 2011, the Company expensed the remaining prepaid balance of $81,583 as stock based compensation.

	(b)	Warrants

A summary of changes in warrant and compensation warrants during the three months ended March 31, 2011 is as follows:

			Weighted average	Weighted average
		Number of	Exercise Price	Exercise Price
		Warrants	US	CDN
Balance, December 31, 2010 and March 31, 2011		440,499	$ 0.31	$ 0.30

As at March 31, 2011, the following warrant and compensation warrants were outstanding:

Expiration Date	Number of	Exercise
	warrants	Price
October 26, 2011	403,000	CDN$0.30 (US $0.31)
June 18, 2012(1)	37,499	CDN$0.30 (US $0.31)
	440,499

(1) Each compensation warrant entitles the holder to purchase a Unit, which is comprised of one common share and one-half of one warrant.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Notes to Financial Statements - Presented in US Dollars
March 31, 2011
(unaudited)

6.	Related Party Transactions

(a)

Pursuant to an amended employment agreement dated January 1, 2011, the Company paid an officer who is also a director of the Company, a salary of $9,000 (three months ended March 31, 2010 - $9,000) and an expense allowance of $45,000 (three months ended March 31, 2010 - $6,000) for the three months ended March 31, 2011, these amounts are included in management and consulting fees in the statement of operations.

(b)

During the three months ended March 31, 2011, the Company incurred fees for accounting services rendered of $8,806 (three months ended March 31, 2010 - $8,092) charged by a corporation controlled by an officer of the Company and consulting fees of $6,000 (three months ended March 31, 2010 - $6,000) charged by this officer. These amounts are included in professional fees in the statement of operations. In addition, during the three months ended March 31, 2011, the Company incurred fees for corporate secretarial services rendered of $3,872 (three months ended March 31, 2010 - $1,636) charged by a corporation of which an officer of the Company is also an officer. Included in accounts payable as at March 31, 2011 is $17,120 (December 31, 2010 - $12,295) owing to this corporation, $1,463 (December 31, 2010 - $1,455) owing to the corporation of which this officer is also an officer. These amounts are unsecured, non-interest bearing with no fixed terms of repayment.

The above transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

7.	Financial Instruments

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Cash deposits with a major Canadian chartered bank are insured by the Canadian Deposit Insurance Corporation up to Cdn$100,000. Cash deposits with a major U.S. bank are insured by the Federal Deposit Insurance Corporation up to $250,000. As at March 31, 2011, the Company held Cdn$1,146,976 (December 31, 2010 - Cdn$2,854,705) with the major Canadian chartered bank and $85,024 (December 31, 2010 - $27,297) with the major U.S. bank.

Foreign Exchange Risk

Certain of the Company's expenses were incurred in Canadian currency and are therefore subject to gains or losses due to fluctuations in this currency. As at March 31, 2011, the Company held cash of $1,035,742 (US$1,068,265) denominated in Canadian dollars (December 31, 2010 - Cdn$2,821,419 (US$2,836,655)) had accounts payable and accrued liabilities of $74,024 (US$76,348) denominated in Canadian dollars (December 31, 2010 - Cdn$153,876 (US$154,707)).

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

The following discussion updates our plan of operation as of May 13, 2011.  It also analyzes our financial condition at March 31, 2011 and compares it to our financial condition at December 31, 2010. The discussion also summarizes the results of our operations for the three months ended March 31, 2011 and 2010, and compares each period’s results to the results of the comparable prior period. The discussion in this Management's Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our unaudited interim financial statements and the notes thereto appearing in this report as well as the management's discussion and analysis and audited financial statements included in our annual report on the Form 10-K for the year ended December 31, 2010.

Plan of Operation

We plan to continue drilling on the Warm Springs property. We also intend to provide the required financial assurance which we believe will result in issuance of the permit at our Iron Mountain property. We then intend to commence drilling on that property. Assuming that this initial exploration confirms that a second phase of follow-up diamond core drilling is warranted, our two year program contemplates the drilling of a total of 50 additional holes at Warm Springs and the outlying hydrothermal areas. As we commence our drilling program, we expect to incur significant additional expenses for drilling, and less in consulting fees.

As at May 13, 2011, we had approximately $690,000 funds available to spend over the next year. We anticipate to spend the funds as follows: $350,000 for drilling and compliance; $12,000 for lease maintenance; and $328,000 for other working capital items (includes management and consulting fees and other corporate overheads).

Liquidity and Capital Resources

As of March 31, 2011, we had working capital of $894,875, consisting of current assets of $1,310,590 and current liabilities of $415,715. Our working capital at March 31, 2011 represents a decrease in our working capital of $714,817 from December 31, 2010. The decrease represents cash spent on operations, including consulting, professional and permitting fees and an increase in our stock option and warrant liability.

Substantially all of our current assets at March 31, 2011 consisted of cash and prepaid expenses and other receivables. Our current liabilities at March 31, 2011 consisted of accounts payable and accrued liabilities.

Our longer term ability to carry out our business plan is dependent on our ability to achieve profitable operations or to obtain additional financing. Due to the fact that we are an exploration stage company, have no established source of revenue and are dependent on receipt of additional financing, our independent accountants have raised substantial doubt about our ability to continue as a going concern. As of May 13, 2011, we estimate, based on the cash on hand at that time, that we have sufficient funding to continue our operations until December 2011, following which we expect to solicit additional financing. Our outstanding warrants and outstanding exercisable stock options may provide some additional capital. If all those warrants and stock options are exercised, of which there is no assurance, we would obtain additional proceeds of $1,900,245. As at May 13, 2011, the exercise price of the options and warrants is more than the market price of our stock, suggesting that it is not likely that either the warrants or options will be exercised.

We have financed all of our operations since inception through the sale of common stock and warrants and expect that to be the case for the foreseeable future.

During the three months ended March 31, 2011, our cash decreased by $1,629,404 which is a result of the cash used in operations.

Off Balance Sheet Arrangements

As of March 31, 2011, we had no off-balance sheet arrangements or obligations that are likely to have a material effect on our financial condition, results of operation or business.

Results of Operations

Three months ended March 31, 2011 and 2010.

For the three months ended March 31, 2011, we realized a net loss of $1,572,251 (March 31, 2010: $175,977) or $0.03 per share (March 31, 2010: $0.01 per share), and no revenue. During the 2011 period there were increases/decreases in drilling, geological consulting fees, management and consulting fees, professional fees, licenses and permits and stock-based compensation. Each of these items is analyzed in more detail immediately below:

  Drilling for the three months ended March 31, 2011 was $620,381 (three months ended March 31, 2010 - $nil). The increase of $620,381 can be attributed to continued drilling on the Warm Spring Beryllium Project during the three months ended March 31, 2011 while no drilling had commenced in the three months ended March 31, 2010;

  Geological consulting fees for the three months ended March 31, 2011 was $519,063 (three months ended March 31, 2010 - $172,560). The increase of $346,503 can be attributed to focused exploration work conducted on our property during the three months ended March 31, 2011 while during the three months ended March 31, 2010 exploration work was limited as permits were not received;

  Management and consulting fees increased by $82,596 for the three months ended March 31, 2011 compared to the comparative period in 2010, primarily due to the revision of the Chief Executive Officer’s office allowance which took effect in late 2010;

  The increase of $221,799 in stock-based compensation during the three months ended March 31, 2011, compared to the same period in 2010, was mainly due to the vesting of unvested stock options over the service period. The Company expenses the options over the service period which can create variances from one period to another.

  Professional fees for the three months ended March 31, 2011, was $54,047 (three months ended March 31, 2010 - $97,513). The decrease of $43,466 can be attributed to legal services required to acquire permits during the three months ended March 31, 2010 while in the 2011 comparative period less services were required for general corporate activity;

  Licenses and permits for the three months ended March 31, 2011, was $118,683(three months ended March 31, 2010 - ($140)). The increase of $118,778 is attributable to payment for mining claims during the three months ended March 31, 2011 while in the 2010 comparative period no such payments were made.

We expect to incur losses until such time, if ever, we identify commercial amounts of mineralized material and successfully extract such material for sale to third parties.

Please see “Plan of Operation” above for a description of costs and expenses that we expect to incur during the remainder of 2011.

Accounting Principles Recently Adopted

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which adds new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. ASU 2010-06 is effective for the first reporting period (including interim periods) beginning after December 15, 2010. ASU 2010-06 did not have an impact on the Company's financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU 2010-13, "Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force". ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company has assessed the impact of this accounting update and reclassified the stock option liability relating to the 2.2 million stock options with exercise price denominated in Canadian dollars to equity.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2011, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)

Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

BE RESOURCES INC.

/s/ David Q. Tognoni
By David Q. Tognoni, President and Chief Executive Officer
Dated: May 13, 2011

/s/ Carmelo Marrelli
By Carmelo Marrelli, Chief Financial Officer
Dated: May 13, 2011