Form 10-Q
period 2011-06-30
BE Resources Inc.
filed 2011-08-11
CIK 1438884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes[X]  No [    ]

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

Yes [  ]  No [X]

Number of common shares outstanding at August 12, 2011: 50,045,750

BE Resources Inc.
Index

Part I: FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Balance Sheets at June 30, 2011(unaudited) and December 31, 2010	2
	Statements of Operations for the three and six months ended June 30, 2011 and 2010, and for the period from inception (February 3, 2004) to June 30, 2011	3
	Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and for the period from inception (February 3, 2004) to June 30, 2011	4
	Notes to Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 4.	Controls and Procedures	16
Part II: OTHER INFORMATION
Item 6.	Exhibits	17
SIGNATURES		20

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Balance Sheets - Presented in US Dollars

	June 30,	December 31,
	2011	2010
	(Unaudited)

Assets
Current assets
Cash	$479,901	$2,897,414
Prepaid expenses, deposits and other receivables	30,266	135,429

Total current assets	510,167	3,032,843
Mineral rights	-	110,400
Reclamation bonds (note 3)	117,913	92,050

Total assets	$628,080	$3,235,293

Liabilities
Current liabilities
Accounts payable	$354,294	$557,287
Accounts payable - related party (note 6)	4,595	13,750
Accrued liabilities	1,966	5,814
Stock option and warrant liability (note 5(a)(b))	-	846,300

Total current liabilities	360,855	1,423,151
Asset retirement obligation	12,506	12,506

Total liabilities	373,361	1,435,657

Commitments and contingencies (note 4)
Stockholders' equity
Preferred stock, no par value, 10,000,000 authorized, none issued or outstanding	-	-
Common stock, no par value, 250,000,000 authorized, 50,045,750 issued and outstanding	13,869,935	13,869,935
Additional paid-in capital	805,226	753,029
Deficit accumulated during the exploration stage	(14,420,442)	(12,823,328)
Total stockholders' equity	254,719	1,799,636

Total liabilities and stockholders' equity	$628,080	$3,235,293

The accompanying notes are an integral part of these unaudited interim financial statements.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Statements of Operations - Presented in US Dollars
(Unaudited)

					Cumulative
					from inception
	For the three months		For the six months		(February 3, 2004)
	ended June 30,		ended June 30,		to June 30,
	2011	2010	2011	2010	2011

Operating expenses
Management and consulting fees (note 6)	$102,971	$159,301	$201,595	$175,329	$1,508,113
Drilling	-	-	620,381	-	2,331,706
Geological consulting fees	371,749	241,019	890,812	413,579	3,246,084
Office and general	19,086	95,106	27,325	102,800	514,331
Professional fees	114,055	136,067	149,424	217,852	1,264,709
Professional fees - related party	17,536	15,766	36,214	31,494	161,385
Foreign exchange loss	3,044	21,012	(43,778)	25,450	388,160
Change in warrant liability (note 5(b))	-	373,946	-	331,646	1,866,293
Stock-based compensation (note 5(a))	15,200	362,199	133,778	258,978	1,067,122
Fees, licenses and permits	61,047	-	179,685	(140)	751,567
Transfer agent and filing fees	37,658	28,996	104,870	45,044	356,049
Lease expense	-	-	-	-	84,566
Interest and accretion expense	-	-	-	-	5,475
Gain on disposition of equipment	-	-	-	-	(602)
Travelling	18,417	18,563	32,708	25,825	190,795
Amortization of equipment	-	-	-	95	9,387
Financing costs	-	-	-	-	571,335

	760,763	1,451,975	2,333,014	1,627,952	14,316,475
Less: Other income (expense)
Dividend income	-	-	-	-	6,433
Impairment on mineral rights	(110,400)	-	(110,400)	-	(110,400)

Net loss for the period	$(871,163)	$(1,451,975)	$(2,443,414)	$(1,627,952)	$(14,420,442)

Net loss per share - basic	$(0.02)	$(0.04)	$(0.05)	$(0.05)

Weighted average number of shares outstanding - basic	50,045,750	32,945,000	50,045,750	32,945,000

The accompanying notes are an integral part of these unaudited interim financial statements.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Statements of Cash Flows - Presented in US Dollars
(Unaudited)

			Cumulative
			from inception
	For the six months		(February 3, 2004)
	ended June 30,		to June 30,
	2011	2010	2011

Cash flow from operating activities
Net loss for the period	$(2,443,414)	$(1,627,952)	$(14,420,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	133,778	258,978	1,067,122
Change in warrant liability	-	331,646	1,866,293
Foreign exchange loss	-	(54,480)	190,618
Share issue costs	-	87,163	-
Common shares issued for services	-	-	60,102
Common shares issued for interest in exploration property	-	-	11,000
(Gain) on disposition of equipment	-	-	(602)
Accretion of asset retirement obligation	-	-	3,111
Amortization of equipment	-	95	9,387
Write off of prior year's deferred costs	-	-	115,684
Increase in asset retirement obligation	-	-	9,395
Impairment on mineral rights	110,400	-	110,400
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses, deposits and other receivables	23,580	(25,564)	(30,266)
(Increase) in reclamation bonds	(25,863)	(36,724)	(117,913)
(Decrease) increase in accounts payable and accrued liabilities	(215,994)	32,935	292,555

Net cash used in operating activities	(2,417,513)	(1,033,903)	(10,833,556)

Cash flow from investing activities
Purchase of mineral rights	-	-	(110,400)
Purchase of equipment	-	-	(14,535)
Proceeds from sale of equipment	-	-	5,750

Net cash used in investing activities	$-	$-	$(119,185)

The accompanying notes are an integral part of these unaudited interim financial statements.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Statements of Cash Flows - Presented in US Dollars (Continued)
(Unaudited)

			Cumulative
			from inception
	For the six months		(February 3, 2004)
	ended June 30,		to June 30,
	2011	2010	2011

Cash flow from financing activities
Issuance of common shares	$-	$2,930,260	$8,360,856
Cost of issue	-	(369,343)	(289,109)
Proceeds from exercise of options	-	-	165,000
Proceeds from exercise of warrants	-	-	2,997,038
Deferred transaction costs	-	-	(87,505)
Cash provided by GWE to fund exploration operations	-	-	286,362

Net cash provided by financing activities	-	2,560,917	11,432,642

(Decrease) increase in Cash	(2,417,513)	1,527,014	479,901
Cash, beginning of period	2,897,414	570,727	-

Cash, end of period	$479,901	$2,097,741	$479,901

SUPPLEMENTARY INFORMATION
Non-cash investing and financing activities
Common shares issued for interest in mining lease	$-	$-	$11,000
Common shares issued for services	$-	$-	$60,102
Compensation warrants issued for services	$11,000	$211,300	$122,400
Net liabilities of BE Resources Inc. assumed in connection with the reverse merger transaction	$-	$-	$(30,123)
Cumulative adjustment on stock option liability	$846,300	$-	$846,300
Non-cash change in prepaid	$81,583	$-	$81,583

The accompanying notes are an integral part of these unaudited interim financial statements.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Notes to Financial Statements - Presented in US Dollars
June 30, 2011
(unaudited)

1.	Nature of Business, Basis of Presentation and Going Concern

The accompanying Condensed Consolidated Financial Statements of BE Resources Inc. (the "Company") should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2010. Significant accounting policies disclosed therein have not changed except as noted below.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2010 Annual Report on Form 10-K. Operating results for the period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has an accumulated deficit of $14,420,442 as at June 30, 2011 and a net loss of $2,443,414 and negative net cash flows from operating activities of $2,417,513 for the six months ended June 30, 2011. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies

Accounting Principles Recently Adopted

In April 2010, the FASB issued ASU 2010 13, "Compensation Stock Compensation (Topic 718) Effect of Denominating the Exercise Price of a Share Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades a consensus of the FASB Emerging Issues Task Force". ASU 2010 13 provides amendments to Topic 718 to clarify that an employee share based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share based payment award, including the nature and the term of share based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. In accordance with ASU 2010 13, the Company has recorded a cumulative adjustment of $846,300 to eliminate the stock option and warrant liability with the offset entry recorded, during the beginning of the period for the six months ended June 30, 2011, against deficit accumulated during exploration stage.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Notes to Financial Statements - Presented in US Dollars
June 30, 2011
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Fair Value of Financial Instruments

The Company's cash, accounts receivable, accounts payable and accrued liabilities are considered financial instruments whose carrying value approximates fair value based on their short term nature.

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

Impairment of Long-Lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under FASB ASC 360-10-35-17, if events or circumstances indicate that their carrying amount might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of FASB ASC 930-360-35, Asset Impairment, and 360-10 through 15-5, Impairment or Disposal of Long-Lived Assets.

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
June 30, 2011
(unaudited)

3.	Reclamation Bonds

The Company made a deposit in the amount of $25,863 during the six months ended June 30, 2011, for the drilling permit for its Warm Springs Beryllium Property in New Mexico, U.S.A. As at June 30, 2011, the Company has four reclamation bonds totalling $117,913. These bonds are held with the United States Department of the Interior, Bureau of Land Management ("BLM"), the United States Department of Agriculture Forest Service ("USDA") and the New Mexico Energy, Minerals and Natural Resource Department, Mining and Minerals Division ("MMD") and are required before any surface disturbing activity can commence. The bonds will be released following satisfactory completion of reclamation of any disturbance resulting from operations at the site.

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

5.	Capital Stock (a) Stock options

A summary of changes in stock options during the six months ended June 30, 2011 are as follows:

		Weighted average	Weighted average
	Number of	Exercise Price	Exercise Price
	Stock Options	US	CDN

Balance, December 31, 2010	5,910,000	$0.29	$0.29
Granted	40,000	$0.40
Forfeited	(100,000)	$0.30

Balance, June 30, 2011	5,850,000	$0.30	$0.29

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Notes to Financial Statements - Presented in US Dollars
June 30, 2011
(unaudited)

5.	Capital Stock (continued)

As at June 30, 2011, the following stock options were outstanding:

	Options	Options	Exercise	Expiration
Date of Grant	Granted	Exercisable	Price	Date

December 7, 2007	3,560,000	3,560,000	CDN $0.25(US $0.25)	December 7, 2012
November 12, 2009	400,000	400,000	US $0.35	November 12, 2014
April 21, 2010	500,000	375,000	US $0.20	April 21, 2012
May 11, 2010	500,000	375,000	US $0.30	May 11, 2012
June 7, 2010	50,000	50,000	US $0.30	June 7, 2015
July 2, 2010	300,000	225,000	US $0.31	July 2, 2012
July 2, 2010	300,000	300,000	US $0.31	July 2, 2015
September 27, 2010	100,000	100,000	US $1.05	September 27, 2012
October 4, 2010	100,000	100,000	US $1.04	October 4, 2012
January 17, 2013	40,000	40,000	US $0.40	January 17, 2013

	5,850,000	5,525,000

As at June 30, 2011, the weighted average exercise price of the outstanding options is $0.30 (Cdn$0.29) . As at June 30, 2011, the weighted average remaining contractual life of outstanding options is 1.60 years.

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

During the six months ended June 30, 2011, the Company granted 40,000 options, valued at $10,908, to a consultant at an exercise price of $0.40 that expires on January 17, 2013. The options vested immediately. As of June 30, 2011, an additional 500,000 options granted in the prior year, with various exercise prices vesting periods and expiration dates, have vested valued at $41,287 and options valued at $81,583, previously recorded as prepaid expense, have been expensed. The weighted average grant date fair value of these options was $0.275 per share. The assumptions used to estimate the fair value are as follows: expected dividend yield of 0%; expected volatility of 162.31%; risk free interest rate of 1.79%; and expected term of 2 years.

In accordance with ASU 2010 13 as further discussed in Note 2 under “Accounting Principles Recently Adopted”, the Company has recorded a cumulative adjustment of $846,300 to eliminate the stock option and warrant liability.

On September 27, 2010 and October 4, 2010, the Company entered into two Consulting Agreements which required the Company to grant a total of 200,000 stock options, valued at $163,000, for services to be performed over a six month period. During the six month period ended June 30, 2011, the Company expensed the remaining prepaid balance of $81,583 as stock based compensation.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Notes to Financial Statements - Presented in US Dollars
June 30, 2011
(unaudited)

5.	Capital Stock (continued)

(b) Warrants

A summary of changes in warrant and compensation warrants during the six months ended June 30, 2011 is as follows:

		Weighted average	Weighted average
	Number of	Exercise Price	Exercise Price
	Warrants	US	CDN

Balance, December 31, 2010 and June 30, 2011	440,499	$0.31	$0.30

As at June 30, 2011, the following warrant and compensation warrants were outstanding:

Expiration Date	Number of	Exercise
	warrants	Price

October 26, 2011	403,000	CDN$0.30(US $0.31)
June 18, 2012(1)	37,499	CDN$0.30(US $0.31)

	440,499

(1)	Each compensation warrant entitles the holder to purchase a Unit, which is comprised of one common share and one-half of one warrant.

6.	Related Party Transactions

During the three and six months ended June 30, 2011, the Company incurred fees for accounting services rendered of $6,422 and $15,228 (three and six months ended June 30, 2010 - $5,827 and $13,919) charged by a corporation controlled by an officer of the Company and consulting fees of $6,000 and $12,000 (three and six months ended June 30, 2010 - $6,000 and $12,000) charged by this officer. These amounts are included in professional fees in the statement of operations. In addition, during the three and six months ended June 30, 2011, the Company incurred fees for corporate secretarial services rendered of $5,114 and $8,986 (three and six months ended June 30, 2010 - $3,939 and $5,575) charged by a corporation of which an officer of the Company is also an officer. Included in accounts payable as at June 30, 2011 is $2,543 (December 31, 2010 - $12,295) owing to this corporation, $2,052 (December 31, 2010 - $1,455) owing to the corporation of which this officer is also an officer. These amounts are unsecured, non-interest bearing with no fixed terms of repayment.

The above transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Notes to Financial Statements - Presented in US Dollars
June 30, 2011
(unaudited)

7.	Financial Instruments

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Cash deposits with a major Canadian chartered bank are insured by the Canadian Deposit Insurance Corporation up to Cdn$100,000. Cash deposits with a major U.S. bank are insured by the Federal Deposit Insurance Corporation up to $250,000. As at June 30, 2011, the Company held Cdn$462,563 (December 31, 2010 - Cdn$2,854,705) with the major Canadian chartered bank and $316 (December 31, 2010 - $27,297) with the major U.S. bank.

Foreign Exchange Risk

Certain of the Company's expenses were incurred in Canadian currency and are therefore subject to gains or losses due to fluctuations in this currency. As at June 30, 2011, the Company held cash of $462,958 (US$478,958) denominated in Canadian dollars (December 31, 2010 - Cdn$2,821,419 (US$2,836,655)) had accounts payable and accrued liabilities of $22,105 (US$22,919) denominated in Canadian dollars (December 31, 2010 - Cdn$153,876 (US$154,707)).

8.	Mineral Rights

During the quarter ended June 30, 2011, the Company evaluated the mineral claim and determined that the asset have been impaired because the Company could not project any future cash flows or salvage value and the asset were not recoverable. Consequently, the Company has recorded an impairment loss for the full amount of $110,400 for the quarter ended June 30, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

The following discussion updates our plan of operation as of August 12, 2011. It also analyzes our financial condition at June 30, 2011 and compares it to our financial condition at December 31, 2010. The discussion also summarizes the results of our operations for the three and six months ended June 30, 2011 and 2010, and compares each period’s results to the results of the comparable prior period. The discussion in this Management's Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our unaudited interim financial statements and the notes thereto appearing in this report as well as the management's discussion and analysis and audited financial statements included in our annual report on the Form 10-K for the year ended December 31, 2010.

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

As at August 12, 2011, we had approximately $280,000 funds available to spend over the next year. We anticipate to spend the funds as follows: $150,000 for drilling and compliance; $12,000 for lease maintenance; and $118,000 for other working capital items (includes management and consulting fees and other corporate overheads).

Liquidity and Capital Resources

As of June 30, 2011, we had working capital of $149,312, consisting of current assets of $510,167 and current liabilities of $360,855. Our working capital at June 30, 2011 represents a decrease in our working capital of $1,460,380 from December 31, 2010. The decrease represents cash spent on operations, including consulting, professional and permitting fees and an increase in our stock option and warrant liability.

Substantially all of our current assets at June 30, 2011 consisted of cash and prepaid expenses and other receivables. Our current liabilities at June 30, 2011 consisted of accounts payable and accrued liabilities.

Our longer term ability to carry out our business plan is dependent on our ability to achieve profitable operations or to obtain additional financing. Due to the fact that we are an exploration stage company, have no established source of revenue and are dependent on receipt of additional financing, our independent accountants have raised substantial doubt about our ability to continue as a going concern. As of August 12, 2011, we estimate, based on the cash on hand at that time, that we have sufficient funding to continue our operations until December 2011, following which we expect to solicit additional financing. Our outstanding warrants and outstanding exercisable stock options may provide some additional capital. If all those warrants and stock options are exercised, of which there is no assurance, we would obtain additional proceeds of $1,878,613. As at August 12, 2011, the exercise price of the options and warrants is more than the market price of our stock, suggesting that it is not likely that either the warrants or options will be exercised.

We have financed all of our operations since inception through the sale of common stock and warrants and expect that to be the case for the foreseeable future.

During the six months ended June 30, 2011, our cash decreased by $2,417,513 which is a result of the cash used in operations.

Off Balance Sheet Arrangements

As of June 30, 2011, we had no off-balance sheet arrangements or obligations that are likely to have a material effect on our financial condition, results of operation or business.

Results of Operations

Three months ended June 30, 2011 and 2010.

For the three months ended June 30, 2011, we realized a net loss of $871,163 (June 30, 2010: $1,451,975) or $0.02 per share (June 30, 2010: $0.04 per share), and no revenue. During the 2011 period there were increases/decreases in geological consulting fees, management and consulting fees, licenses and permits, stock-based compensation and change in warrant liability. Each of these items is analyzed in more detail immediately below:

  Geological consulting fees for the three months ended June 30, 2011 was $371,749 (three months ended June 30, 2010 - $241,019). The increase of $130,730 can be attributed to focused exploration work conducted on our property during the three months ended June 30, 2011 while during the three months ended June 30, 2010 exploration work was limited as permits were not received;

  Management and consulting fees decreased by $56,331 for the three months ended June 30, 2011 compared to the comparative period in 2010, primarily due to the revision of the Chief Executive Officer’s office allowance which took effect in 2010;

  Licenses and permits for the three months ended June 30, 2011, was $61,047 (three months ended June 30, 2010 - $nil). The increase of $61,047 is attributable to payment for mining claims during the three months ended June 30, 2011 while in the 2010 comparative period no such payments were made.

  The decrease of $346,999 in stock-based compensation during the three months ended June 30, 2011, compared to the same period in 2010, was mainly due to the vesting of unvested stock options over the service period. The Company expenses the options over the service period which can create variances from one period to another. The decrease is also attributable to the elimination of stock option liability in 2011 in accordance with ASU 2010-13.

  Change in warrant liability for the three months ended June 30, 2011, was $nil (three months ended June 30, 2010 - $373,946). The decrease of $373,946 resulted from the elimination of warrant liability in 2011 in accordance with ASU 2010-13.

Six months ended June 30, 2011 and 2010.

For the six months ended June 30, 2011, we realized a net loss of $2,443,414 (June 30, 2010: $1,627,952) or $0.05 per share (June 30, 2010: $0.05 per share), on no revenue. During the 2011 period there were increases/decreases in drilling, geological consulting fees, professional fees, change in warrant liability, stock-based compensation and fees, licenses and permits. Each of these items is analyzed in more detail immediately below:

  Drilling for the six months ended June 30, 2011 was $620,381 (six months ended June 30, 2010 - $nil). The increase of $620,381 can be attributed to continued drilling on the Warm Spring Beryllium Project during the six months ended June 30, 2011 while no drilling had commenced in the six months ended June 30, 2010;

  Geological consulting fees for the six months ended June 30, 2011 was $890,812 (six months ended June 30, 2010 - $413,579). The increase of $477,233 can be attributed to focused exploration work conducted on our property during the six months ended June 30, 2011 while during the six months ended June 30, 2010 exploration work was limited as permits were not received;

  The decrease of $125,200 in stock-based compensation during the six months ended June 30, 2011, compared to the same period in 2010, was mainly due to the vesting of unvested stock options over the service period. The Company expenses the options over the service period which can create variances from one period to another. The decrease is also attributable to the elimination of stock option liability in 2011 in accordance with ASU 2010-13.

  Change in warrant liability for the six months ended June 30, 2011, was $nil (six months ended June 30, 2010 - $331,646). The decrease of $331,646 resulted from the elimination of warrant liability in 2011 in accordance with ASU 2010-13.

  Professional fees for the six months ended June 30, 2011, was $185,638 (six months ended June 30, 2010 - $249,346). The decrease of $63,708 can be attributed to legal services required to acquire permits during the six months ended June 30, 2010 while in the 2011 comparative period less services were required for general corporate activity;

  Licenses and permits for the six months ended June 30, 2011, was $179,685 (six months ended June 30, 2010 - ($140)). The increase of $179,825 is attributable to payment for additional mining claims during the six months ended June 30, 2011 while in the 2010 comparative period no such payments were made as permits were not yet received.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2011, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)

Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

BE RESOURCES INC.

/s/ David Q. Tognoni
By David Q. Tognoni, President and Chief Executive Officer
Dated: August 12, 2011

/s/ Carmelo Marrelli
By Carmelo Marrelli, Chief Financial Officer
Dated: August 12, 2011