Form 10-Q/A
period 2011-06-30
BE Resources Inc.
filed 2011-08-17
CIK 1438884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

13 Vista del Fuego, Elephant Butte, New Mexico, 87935
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

Yes [X]           No [   ]

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (the “10-Q”), is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

PART II: OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for David Q. Tognoni.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carmelo Marrelli
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David Q. Tognoni and Carmelo Marrelli
101**	Interactive data files pursuant to Rule 405 of Regulation S-T

* These exhibits were previously included in BE Resources Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 11, 2011.
** Filed with this Form 10-Q/A for BE Resources Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BE RESOURCES INC.

/s/ David Q. Tognoni
By David Q. Tognoni, President and Chief Executive Officer
Dated: August 17, 2011

/s/ Carmelo Marrelli
By Carmelo Marrelli, Chief Financial Officer
Dated: August 17, 2011