Form 10-Q
period 2011-09-30
BE Resources Inc.
filed 2011-11-14
CIK 1438884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to _______

Commission File Number: 000-53811

BE RESOURCES INC.
(Exact Name of Registrant as Specified in its Charter)

Colorado	42-1737182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

360 Bay Street, Suite 500, Toronto, Ontario, M5H 2V6
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number including area code: (416) 361 - 0737

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes                 [    ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to post such files).

[X] Yes             [    ] No

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

[    ] Yes             [X] No

Number of common shares outstanding at November 14, 2011: 60,045,750

BE Resources Inc.
Index

Part I: FINANCIAL INFORMATION

Item 1.	Financial Statements	2
	Balance Sheets at September 30, 2011(unaudited) and December 31, 2010	2
	Statements of Operations for the three and nine months ended September 30, 2011 and 2010, and for the period from inception (February 3, 2004) to September 30, 2011	3
	Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and for the period from inception (February 3, 2004) to September 30, 2011	4
	Notes to Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 4.	Controls and Procedures	17
	Part II: OTHER INFORMATION
Item 6.	Exhibits	18
SIGNATURES		18

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Balance Sheets - Presented in US Dollars

	September 30,	December 31,
	2011	2010
	(Unaudited)

Assets
Current assets
Cash	$1,073,531	$2,897,414
Prepaid expenses, deposits and other receivables	7,191	135,429

Total current assets	1,080,722	3,032,843
Mineral rights	-	110,400
Reclamation bonds (note 3)	117,913	92,050

Total assets	$1,198,635	$3,235,293

Liabilities
Current liabilities
Accounts payable	$571,228	$557,287
Accounts payable - related party (note 6)	3,742	13,750
Accrued liabilities	38,322	5,814
Stock option and warrant liability (note 5(a)(b))	-	846,300

Total current liabilities	613,292	1,423,151
Asset retirement obligation	12,506	12,506

Total liabilities	625,798	1,435,657

Commitments and contingencies (note 4)
Stockholders’ equity
Preferred stock, no par value, 10,000,000 authorized, none issued or outstanding	-	-
Common stock, no par value, 250,000,000 authorized, 60,045,750 issued and outstanding as of September 30, 2011 and 50,045,750 as of December 31, 2010	14,709,667	13,869,935
Additional paid-in capital	1,348,800	753,029
Deficit accumulated during the exploration stage	(15,485,630)	(12,823,328)

Total stockholders’ equity	572,837	1,799,636

Total liabilities and stockholders’ equity	$1,198,635	$3,235,293

The accompanying notes are an integral part of these unaudited interim financial statements.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Statements of Operations - Presented in US Dollars
(Unaudited)

					Cumulative
					from inception
	For the three months		For the nine months		(February 3, 2004)
	ended September 30,		ended September 30,		to September 30,
	2011	2010	2011	2010	2011

Operating expenses
Management and consulting fees (note 6)	$93,265	$113,629	$294,860	$288,958	$1,601,378
Drilling	-	63,392	620,381	63,392	2,331,706
Geological consulting fees	196,565	550,683	1,087,377	964,262	3,442,649
Office and general	32,953	22,616	60,278	125,416	547,284
Professional fees	97,385	65,272	246,809	283,124	1,362,094
Professional fees - related party	17,014	15,748	53,228	47,242	178,399
Foreign exchange loss	57,469	71,908	13,691	97,358	445,629
Change in fair value of warrant liability (note 5(b))	-	3,681,500	-	4,013,146	1,866,293
Stock-based compensation (note 5(a))	450,262	2,052,518	584,040	2,311,496	1,517,384
Fees, licenses and permits	91,015	114,380	270,700	114,240	842,582
Transfer agent and filing fees	29,260	3,408	134,130	48,452	385,309
Lease expense	-	-	-	-	84,566
Interest and accretion expense	-	-	-	-	5,475
Gain on disposition of equipment	-	-	-	-	(602)
Travelling	-	5,745	32,708	31,570	190,795
Amortization of equipment	-	-	-	95	9,387
Financing costs	-	-	-	-	571,335

	1,065,188	6,760,799	3,398,202	8,388,751	15,381,663
Less: Other income (expense)
Dividend income	-	-	-	-	6,433
Impairment on mineral rights	-	-	(110,400)	-	(110,400)

Net loss for the period	$(1,065,188)	$(6,760,799)	$(3,508,602)	$(8,388,751)	$(15,485,630)

Net loss per share - basic	$(0.02)	$(0.16)	$(0.07)	$(0.23)

Weighted average number of shares outstanding - basic	52,675,887	42,945,000	50,922,462	36,744,087

The accompanying notes are an integral part of these unaudited interim financial statements.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Statements of Cash Flows - Presented in US Dollars
(Unaudited)

			Cumulative
			from inception
	For the nine months		(February 3, 2004)
	ended September 30,		to September 30,
	2011	2010	2011

Cash flow from operating activities
Net loss for the period	$(3,508,602)	$(8,388,751)	$(15,485,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	584,040	2,311,496	1,517,384
Change in warrant liability	-	4,013,146	1,866,293
Foreign exchange loss	-	76,320	190,618
Share issue costs	-	87,163	-
Common shares issued for services	-	-	60,102
Common shares issued for interest in exploration property	-	-	11,000
(Gain) on disposition of equipment	-	-	(602)
Accretion of asset retirement obligation	-	-	3,111
Amortization of equipment	-	95	9,387
Write off of prior year’s deferred costs	-	-	115,684
Increase in asset retirement obligation	-	-	9,395
Impairment on mineral rights	110,400	-	110,400
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses, deposits and other receivables	46,655	(28,222)	(7,191)
(Increase) in reclamation bonds	(25,863)	(36,724)	(117,913)
Increase in accounts payable and accrued liabilities	36,443	44,666	544,992

Net cash used in operating activities	(2,756,927)	(1,920,811)	(11,172,970)

Cash flow from investing activities
Purchase of mineral rights	-	-	(110,400)
Purchase of equipment	-	-	(14,535)
Proceeds from sale of equipment	-	-	5,750

Net cash used in investing activities	$-	$-	$(119,185)

The accompanying notes are an integral part of these unaudited interim financial statements.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Statements of Cash Flows - Presented in US Dollars (Continued)
(Unaudited)

			Cumulative
			from inception
	For the nine months		(February 3, 2004)
	ended September 30,		to September 30,
	2011	2010	2011

Cash flow from financing activities
Issuance of common shares	$1,010,300	$2,930,260	$9,371,156
Cost of issue	(77,256)	(369,343)	(366,365)
Proceeds from exercise of options	-	-	165,000
Proceeds from exercise of warrants	-	-	2,997,038
Deferred transaction costs	-	-	(87,505)
Cash provided by GWE to fund exploration operations	-	-	286,362

Net cash provided by financing activities	933,044	2,560,917	12,365,686

(Decrease) increase in Cash	(1,823,883)	640,106	1,073,531
Cash, beginning of period	2,897,414	570,727	-

Cash, end of period	$1,073,531	$1,210,833	$1,073,531

SUPPLEMENTARY INFORMATION
Non-cash investing and financing activities
Common shares issued for interest in mining lease	$-	$-	$11,000
Common shares issued for services	$-	$-	$60,102
Compensation warrants issued for services	$11,000	$211,300	$122,400
Compensation warrants issued for finders fee	$93,312	$-	$93,312
Net liabilities of BE Resources Inc. assumed in connection with the reverse merger transaction	$-	$-	$(30,123)
Cumulative adjustment on stock option liability	$846,300	$-	$846,300
Non-cash change in prepaid	$81,583	$-	$81,583

The accompanying notes are an integral part of these unaudited interim financial statements.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Notes to Financial Statements - Presented in US Dollars September 30, 2011
(unaudited)

1.	Nature of Business, Basis of Presentation and Going Concern

The accompanying Condensed Financial Statements of BE Resources Inc. (the "Company") should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Significant accounting policies disclosed therein have not changed except as noted below.

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2010 Annual Report on Form 10-K. Operating results for the period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has an accumulated deficit of $15,485,630 as at September 30, 2011 and a net loss of $3,508,602 and negative net cash flows from operating activities of $2,756,927 for the nine months ended September 30, 2011. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies

Accounting Principles Recently Adopted

In April 2010, the FASB issued ASU 2010-13, "Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force". ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share based payment award, including the nature and the term of share based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. In accordance with ASU 2010-13, the Company has recorded a cumulative adjustment of $846,300 to eliminate the stock option and warrant liability with the offset entry recorded, during the beginning of the period for the nine months ended September 30, 2011, against deficit accumulated during exploration stage.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Notes to Financial Statements - Presented in US Dollars September 30, 2011
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Fair Value of Financial Instruments

The Company’s cash, accounts receivable, accounts payable and accrued liabilities are considered financial instruments whose carrying value approximates fair value based on their short term nature.

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

Earnings per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

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

Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Notes to Financial Statements - Presented in US Dollars September 30, 2011
(unaudited)

3.	Reclamation Bonds

The Company made a deposit in the amount of $25,863 during the nine months ended September 30, 2011, for the drilling permit for its Warm Springs Beryllium Property in New Mexico, U.S.A. As at September 30, 2011, the Company has four reclamation bonds totalling $117,913. These bonds are held with the United States Department of the Interior, Bureau of Land Management ("BLM"), the United States Department of Agriculture Forest Service ("USDA") and the New Mexico Energy, Minerals and Natural Resource Department, Mining and Minerals Division ("MMD") and are required before any surface disturbing activity can commence. The bonds will be released following satisfactory completion of reclamation of any disturbance resulting from operations at the site.

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

Disputed Payables

The Company is involved in a dispute with a former supplier over payables in the amount of approximately $445,000. This amount has been recorded in accounts payable and incurs 18% interest.

5.	Capital Stock

(a) Stock options

A summary of changes in stock options during the nine months ended September 30, 2011 are as follows:

		Weighted average	Weighted average
	Number of	Exercise Price	Exercise Price
	Stock Options	US	CDN

Balance, December 31, 2010	5,910,000	$0.29	$0.29
Granted	1,840,000	$0.23
Forfeited	(240,000)	$0.63

Balance, September 30, 2011	7,510,000	$0.26	$0.27

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Notes to Financial Statements - Presented in US Dollars September 30, 2011
(unaudited)

5.	Capital Stock (continued)

As at September 30, 2011, the following stock options were outstanding:

	Options	Options	Exercise	Expiration
Date of Grant	Granted	Exercisable	Price	Date

December 7, 2007	3,560,000	3,560,000	CDN $0.25 (US $0.25)	December 7, 2012
November 12, 2009	400,000	400,000	US $0.35	November 12, 2014
April 21, 2010	500,000	375,000	US $0.20	April 21, 2012
May 11, 2010	500,000	375,000	US $0.30	May 11, 2012
June 7, 2010	50,000	50,000	US $0.30	June 7, 2015
July 2, 2010	300,000	300,000	US $0.31	July 2, 2012
July 2, 2010	300,000	300,000	US $0.31	July 2, 2015
October 4, 2010	100,000	100,000	US $1.04	October 4, 2012
September 9, 2011	1,800,000	1,800,000	US $0.40	September 9, 2016

	7,510,000	7,260,000

As at September 30, 2011, the weighted average exercise price of the outstanding options is $0.26 (Cdn$0.27) . As at September 30, 2011, the weighted average remaining contractual life of outstanding options is 2.21 years. The fair value of the stock options granted was estimated using the Black-Scholes option pricing model and is amortized over the related service period of the underlying options. This model requires management to make estimates of the expected volatility of its common shares, the expected term of the option to exercise, the expected future forfeiture rate, and future interest rates. The risk free interest rate is based on the U.S. Treasury Bond rate. The Company has not paid dividends and does not expect to pay dividends in the immediate future. As historical volatility of the Company’s common shares is not available, expected volatility is based on the historical performance of the common shares of other corporations with similar operations. The expected life of the stock options was estimated using management’s best estimate based on a study of the exercise activities of historical trends and future expectations.

During the nine months ended September 30, 2011, the Company granted the following:

(i) 40,000 options, valued at $10,908, to a consultant at an exercise price of $0.40 that expires on January 17, 2013. The options vested immediately. These options were forfeited as the the consultant ceased to be a service provider during the quarter ended September 30, 2011. The weighted average grant date fair value of these options was $0.275 per share. The assumptions used to estimate the fair value are as follows: expected dividend yield of 0%; expected volatility of 162.31%; risk free interest rate of 1.79%; and expected term of 2 years.

(ii) 1,800,000 options valued at $437,400, to directors of the Company at an exercise price of $0.23 that expires on September 9, 2016. The options vested immediately. The weighted average grant date fair value of these options was $0.243 per share. The assumptions used to estimate the fair value are as follows: expected dividend yield of 0%; expected volatility of 122%; risk free interest rate of 0.81%; and expected term of 5 years.

As of September 30, 2011, an additional 500,000 options granted in the prior year, with various exercise prices vesting periods and expiration dates, have vested valued at $53,879 and options valued at $81,583, previously recorded as prepaid expense, have been expensed.

In accordance with ASU 2010 13 as further discussed in Note 2 under “Accounting Principles Recently Adopted”, the Company has recorded a cumulative adjustment of $846,300 to eliminate the stock option and warrant liability.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Notes to Financial Statements - Presented in US Dollars September 30, 2011
(unaudited)

5.	Capital Stock (continued)

On September 27, 2010 and October 4, 2010, the Company entered into two Consulting Agreements which required the Company to grant a total of 200,000 stock options, valued at $163,000, for services to be performed over a nine month period. During the nine month period ended September 30, 2011, the Company expensed the remaining prepaid balance of $81,583 as stock based compensation.

(b) Warrants

A summary of changes in warrant and compensation warrants during the nine months ended September 30, 2011 is as follows:

		Weighted average	Weighted average
	Number of	Exercise Price	Exercise Price
	Warrants	US	CDN

Balance, December 31, 2010	440,499	$0.31	$0.30
Issued - warrants and compensation warrants	5,648,000	$0.20	$-

Balance, September 30, 2011	6,088,499	$0.20	$0.21

As at September 30, 2011, the following warrant and compensation warrants were outstanding:

Expiration Date	Number of	Exercise
	warrants	Price

October 26, 2011	403,000	CDN$0.30 (US $0.31)
June 18, 2012(1)	37,499	CDN$0.30 (US $0.31)
September 6, 2013	5,000,000	US $0.20
September 6, 2013(1)	648,000	US $0.11

	6,088,499

(1) Each compensation warrant entitles the holder to purchase one common share.

(c) Common stock

On September 6, 2011, the Company completed a private placement of 10,000,000 units of the Company (the “Units”) at a price of Cdn$0.10 per Unit, for aggregate gross proceeds of Cdn$1,000,000. Each Unit is comprised of one common share in the capital of the Company and one-half of one common share purchase warrant. Each full warrant entitles the holder to purchase one common share at an exercise price of US$0.20 per share for a period of two years, subject to earlier expiry or adjustment in certain circumstances.

In connection with the sale of the Units, the Company issued finder’s warrants for the purchase of 648,000 common shares at a price of US$0.11 per share for a period of two years, subject to earlier expiry or adjustment in certain circumstances. Related issue costs in cash, including finders fees, totaled $77,256.

The grant date fair value of the 648,000 finder’s warrants was estimated using the Black-Scholes option pricing model to be $93,312. The assumptions used were: expected dividend yield of 0%; expected volatility of 139%; risk free interest rate of 0.21%; and expected term of 2 years.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Notes to Financial Statements - Presented in US Dollars September 30, 2011
(unaudited)

6.	Related Party Transactions

During the three and nine months ended September 30, 2011, the Company incurred fees for accounting services rendered of $6,410 and $21,638 (three and nine months ended September 30, 2010 - $6,092 and $20,011) charged by a corporation controlled by an officer of the Company and consulting fees of $6,000 and $18,000 (three and nine months ended September 30, 2010 - $6,000 and $18,000) charged by this officer. These amounts are included in professional fees in the statement of operations. In addition, during the three and nine months ended September 30, 2011, the Company incurred fees for corporate secretarial services rendered of $4,604 and $13,590 (three and nine months ended September 30, 2010 - $3,656 and $9,231) charged by a corporation of which an officer of the Company is also an officer. Included in accounts payable as at September 30, 2011 is $3,742 (December 31, 2010 - $12,295) owing to this corporation, $2,052 (December 31, 2010 - $1,455) owing to the corporation of which this officer is also an officer. These amounts are unsecured, non-interest bearing with no fixed terms of repayment.

The above transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

7.	Financial Instruments

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Cash deposits with a major Canadian chartered bank are insured by the Canadian Deposit Insurance Corporation up to Cdn$100,000. Cash deposits with a major U.S. bank are insured by the Federal Deposit Insurance Corporation up to $250,000. As at September 30, 2011, the Company held Cdn$1,121,079 (December 31, 2010 - Cdn$2,854,705) with the major Canadian chartered bank and $4,021 (December 31, 2010 - $27,297) with the major U.S. bank.

Foreign Exchange Risk

Certain of the Company’s expenses were incurred in Canadian currency and are therefore subject to gains or losses due to fluctuations in this currency. As at September 30, 2011, the Company held cash of $1,118,294 (US$1,066,853) denominated in Canadian dollars (December 31, 2010 - Cdn$2,821,419 (US$2,836,655)) and had accounts payable and accrued liabilities of $59,978 (US$57,219) denominated in Canadian dollars (December 31, 2010 - Cdn$153,876 (US$154,707)).

8.	Mineral Rights

During the quarter ended September 30, 2011, the Company evaluated a mineral claim and determined that the asset have been impaired because the Company could not project any future cash flows or salvage value and the asset were not recoverable. Consequently, the Company has recorded an impairment loss for the full amount of $110,400 for the quarter ended September 30, 2011.

9.	Subsequent Events

On October 13, 2011, Mr. Mani Verma was appointed as a director of the Company. On October 14, 2011, Mr. Michael Swedak resigned as a director of the Company. On November 4, 2011, Mr. David Q. Tognoni resigned from his office as Chief Operating Officer of the Company. He will continue as a director.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

The following discussion updates our plan of operation as of November 14, 2011. It also analyzes our financial condition at September 30, 2011 and compares it to our financial condition at December 31, 2010. The discussion also summarizes the results of our operations for the three and nine months ended September 30, 2011 and 2010, and compares each period’s results to the results of the comparable prior period. The discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our unaudited interim financial statements and the notes thereto appearing in this report as well as the management’s discussion and analysis and audited financial statements included in our annual report on the Form 10-K for the year ended December 31, 2010.

Plan of Operation

On August 24, 2011, the Board of Directors of the Company appointed Jon Pereira and Michael Swedak as directors of the Company. In addition, the Board of Directors also appointed Mr. Pereira as President and Chief Executive Officer of the Company. Concurrently on August 24, 2011, the Company’s previous President and Chief Executive Officer, David Q. Tognoni, resigned from such position and was appointed Chief Operating Officer of the Company by the Board of Directors. On October 13, 2011, Mani Verma was appointed as a director of the Company. On October 14, 2011, Michael Swedak resigned as a director of the Company. On November 4, 2011, David Q. Tognoni resigned from his office as Chief Operating Officer of the Company. He will continue as a director.

The Board has revised the overall strategy of the Company and has decided is that it will cease exploration work on its New Mexico properties and place the Warm Springs project on care and maintenance. The Company’s focus will turn to acquiring an interest in more traditional precious and base metal exploration properties. The Company has been examining a number of opportunities in DRC, Bolivia, British Columbia, Mexico and Quebec and has entered into a memorandum of understanding respecting four mining concessions in Bolivia where the target minerals are gold, palladium and platinum, under which memorandum of understanding the Company has 90 days to conduct due diligence.

Liquidity and Capital Resources

As of September 30, 2011, we had working capital of $467,430, consisting of current assets of $1,080,722 and current liabilities of $613,292. Our working capital at September 30, 2011 represents a decrease in our working capital of $1,142,262 from December 31, 2010. The decrease represents cash spent on operations, including drilling, geological consulting fees, management and consulting fees, professional fees and permitting fees.

Substantially all of our current assets at September 30, 2011 consisted of cash and prepaid expenses and other receivables. Our current liabilities at September 30, 2011 consisted of accounts payable and accrued liabilities.

Our longer term ability to carry out our business plan is dependent on our ability to achieve profitable operations or to obtain additional financing. Due to the fact that we are an exploration stage company, have no established source of revenue and are dependent on receipt of additional financing, our independent accountants have raised substantial doubt about our ability to continue as a going concern. As of November 14, 2011, we estimate, based on the cash on hand at that time, that we have sufficient funding to continue our operations until December 2011, following which we expect to solicit additional financing. Our outstanding warrants and outstanding exercisable stock options may provide some additional capital. If all those warrants and stock options are exercised, of which there is no assurance, we would obtain additional proceeds of $3,168,905. As at November 14, 2011, the exercise price of the options and warrants is more than the market price of our stock, suggesting that it is not likely that either the warrants or options will be exercised.

We have financed all of our operations since inception through the sale of common stock and warrants and expect that to be the case for the foreseeable future. On September 6, 2011, the Company completed a private placement of 10,000,000 units of the Company (the “Units”) at a price of Cdn$0.10 per Unit, for aggregate gross proceeds of Cdn$1,000,000. Each Unit is comprised of one common share in the capital of the Company and one-half of one common share purchase warrant. Each full warrant entitles the holder to purchase one common share at an exercise price of US$0.20 per share for a period of two years, subject to earlier expiry or adjustment in certain circumstances. In connection with the sale of the Units, the Company issued finder’s warrants for the purchase of 648,000 common shares at a price of US$0.11 per share for a period of two years, subject to earlier expiry or adjustment in certain circumstances. Related issue costs in cash, including finders fees, totaled $77,256.

During the nine months ended September 30, 2011, our cash decreased by $1,823,883 which is a result of the cash used in operations offset by cash raised in the financing.

Off Balance Sheet Arrangements

As of September 30, 2011, we had no off-balance sheet arrangements or obligations that are likely to have a material effect on our financial condition, results of operation or business.

Results of Operations

Three months ended September 30, 2011 and 2010.

For the three months ended September 30, 2011, we realized a net loss of $1,065,188 (September 30, 2010: $6,760,799) or $0.02 per share (September 30, 2010: $0.16 per share), and no revenue. During the 2011 period, there were increases/decreases in geological consulting fees, management and consulting fees, licenses and permits, stock-based compensation and change in warrant liability. Each of these items is analyzed in more detail immediately below:

  Geological consulting fees for the three months ended September 30, 2011 was $196,565 (three months ended September 30, 2010 - $550,683). The decrease of $354,118 can be attributed to reduced exploration work on our property during the three months ended September 30, 2011 while during the three months ended September 30, 2010 focused exploration work commenced as permits were received;

  Management and consulting fees decreased by $20,364 for the three months ended September 30, 2011 compared to the comparative period in 2010, primarily due to the revision of the Chief Executive Officer’s office allowance which took effect in 2010;

  Licenses and permits for the three months ended September 30, 2011 was $91,015 (three months ended September 30, 2010 - $114,380). The decrease of $23,365 is attributable to payment for mining claims made in intervals during the three months ended September 30, 2011 while in the 2010 comparative period the annual payments were made at once;

  The decrease of $1,602,256 in stock-based compensation during the three months ended September 30, 2011, compared to the same period in 2010, was mainly due to the vesting of unvested stock options over the service period. The Company expenses the options over the service period which can create variances from one period to another. The decrease is also attributable to the elimination of stock option liability in 2011 in accordance with ASU 2010-13;

  Change in warrant liability for the three months ended September 30, 2011, was $nil (three months ended September 30, 2010 - $3,681,500). The decrease of $3,681,500 resulted from the elimination of warrant liability in 2011 in accordance with ASU 2010-13.

Nine months ended September 30, 2011 and 2010.

For the nine months ended September 30, 2011, we realized a net loss of $3,508,602 (September 30, 2010: $8,388,751) or $0.07 per share (September 30, 2010: $0.23 per share), on no revenue. During the 2011 period there were increases/decreases in drilling, geological consulting fees, change in warrant liability, stock-based compensation and fees, licenses and permits. Each of these items is analyzed in more detail immediately below:

  Drilling for the nine months ended September 30, 2011 was $620,381 (nine months ended September 30, 2010 - $63,392). The increase of $556,989 can be attributed to continued drilling on the Warm Spring Beryllium Project during the nine months ended September 30, 2011 while drilling had commenced in June 2010 of the comparative period;

  Geological consulting fees for the nine months ended September 30, 2011 was $1,087,377 (nine months ended September 30, 2010 - $964,262). The increase of $123,115 can be attributed to focused exploration work conducted on our property during the nine months ended September 30, 2011 while during the nine months ended September 30, 2010 exploration work was slightly less as permits were received during the period;

  The decrease of $1,727,456 in stock-based compensation during the nine months ended September 30, 2011, compared to the same period in 2010, was mainly due to the vesting of unvested stock options over the service period. The Company expenses the options over the service period which can create variances from one period to another. The decrease is also attributable to the elimination of stock option liability in 2011 in accordance with ASU 2010-13.

  Change in warrant liability for the nine months ended September 30, 2011, was $nil (nine months ended September 30, 2010 - $4,013,146). The decrease of $4,013,146 resulted from the elimination of warrant liability in 2011 in accordance with ASU 2010-13.

  Licenses and permits for the nine months ended September 30, 2011, was $270,700 (nine months ended September 30, 2010 - $114,240). The increase of $156,460 is attributable to payment for additional mining claims during the nine months ended September 30, 2011 while in the 2010 comparative period the annual payment for the existing claims was made.

  An impairment loss on mineral rights of $110,400 was recorded for the nine months ended September 30, 2011 (nine months ended September 30, 2010 - $nil). This impairment loss resulted from the Company evaluating a mineral claim and determining that the asset was impaired because the Company could not project any future cash flows or salvage value and the asset were not recoverable.

We expect to incur losses until such time, if ever, we identify commercial amounts of mineralized material and successfully extract such material for sale to third parties.

Please see “Plan of Operation” above for a description of costs and expenses that we expect to incur during the remainder of 2011.

Accounting Principles Recently Adopted

In April 2010, the FASB issued ASU 2010-13, "Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force". ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company has assessed the impact of this accounting update and reclassified the stock option liability relating to the 2.2 million stock options with exercise price denominated in Canadian dollars to equity.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2011, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)

Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 6, 2011, the Company completed a private placement of 10,000,000 units of the Company (the “Units”) at a price of Cdn$0.10 per Unit, for aggregate gross proceeds of Cdn$1,000,000. Each Unit is comprised of one common share in the capital of the Company and one-half of one common share purchase warrant. Each full warrant entitles the holder to purchase one common share at an exercise price of US$0.20 per share for a period of two years, subject to earlier expiry or adjustment in certain circumstances. In connection with the sale of the Units, the Company issued finder’s warrants for the purchase of 648,000 common shares at a price of US$0.11 per share for a period of two years, subject to earlier expiry or adjustment in certain circumstances. Related issue costs in cash, including finders fees, totaled $77,256.

The proceeds were used to meet the operating needs of the Company.

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jon Pereira.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carmelo Marrelli
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jon Pereira and Carmelo Marrelli
101

The following financial information from BE Resource Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) the Statements of Operations for each of the three-month and nine-month periods ended September 30, 2011 and 2010, (iii) the Statements of Cash Flows for each of the nine-month periods ended September 30, 2011 and 2010, and (iv) the Notes to the Financial Statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BE RESOURCES INC.

/s/ Jon Pereira
By Jon Pereira, President and Chief Executive Officer
Dated: November 14, 2011

/s/ Carmelo Marrelli
By Carmelo Marrelli, Chief Financial Officer
Dated: November 14, 2011