Form 10-K
period 2011-12-31
BE Resources Inc.
filed 2012-03-28
CIK 1438884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ x ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

Commission file number: 000-53811

BE RESOURCES INC.
(Exact name of registrant as specified in its charter)

Colorado	42-1737182
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

360 Bay Street, Suite 500, Toronto, Ontario	M5H 2V6
(Address of principal executive offices)	(Zip Code)

(416) 361-0737
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value
Title of class

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

Yes [ x ]              No [   ]

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

Yes [   ]              No  [ x ]

As of June 30, 2011, the last business day of the registrant’s second fiscal quarter, the aggregate market value of the registrant’s common equity held by non-affiliates was $4,369,666 based on the closing price of Cdn$0.11 per share as reported on the TSX Venture Exchange and the Bank of Canada noon rate of exchange reported on June 30, 2011, which was Cdn$0.9643 = U.S.$1.00. As of March 23, 2012, there were 60,045,750 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14 of this report.

iii

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. These statements may be made expressly in this document or may be incorporated by reference to other documents that BE Resources Inc. (“BE” or the “Company”) files with the Securities and Exchange Commission (“SEC”) and on the System for Electronic Document Analysis and Retrieval (“SEDAR”). The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and applicable Canadian securities laws. When used in this report, the words “plan,” “target,” “anticipate,” “believe,” “estimate,” “intend,” “expect” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, the statements regarding: the Company’s strategy and future plans; receipt of proceeds and future revenue; future expenses and costs; future liquidity and capital resources; the Company’s belief that its subcontract arrangements with its consultants, including environmental and permitting, accounting and legal firms, are suitable for the foreseeable future; BE’s expectation that it will continue to incur losses unless and until such time, if ever, as it identifies commercial amounts of mineralized material and successfully extracts such material for sale to third parties, or otherwise generates sufficient revenues from another business venture; that the Company will require significant additional capital to fund its future operations, if any; the Company’s anticipation that it will not declare or pay cash dividends in the foreseeable future; the Company’s belief that its common stock would be characterized as a “micro-cap” security; that the Company’s focus will turn to acquiring an interest in more traditional precious and base metal exploration properties; the Company’s estimate that it has sufficient funding to continue its operations for the next two years, and that the Company expects to solicit additional financing after such period; the likelihood that the Company’s warrants and options will not be exercised; BE’s expectation that for the foreseeable future it will finance all of its operations through the sale of common stock and warrants; the estimated useful life of the Company’s equipment; the Company’s belief that it is continually taking actions that are appropriate to satisfy applicable federal, state and local environmental regulations; the Company’s anticipation that compliance with federal, state and local environmental regulations will not have a material adverse effect upon capital expenditures, results of operations, financial condition or the competitive position of the Company in the mineral resource industry; and BE’s estimated property maintenance costs for its mineral rights. All forward-looking statements in this report are based upon information available to BE on the date of this report, and the Company assumes no obligation to update any such forward-looking statements whether as a result of new information, future events or otherwise. Forward-looking statements involve a number of assumptions, risks and uncertainties, and there can be no assurance that such statements will prove to be accurate. The Company’s actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Item 1A. Risk Factors” section of this Form 10-K.

In addition to the specific factors identified under “Item 1A. Risk Factors” in this report, other uncertainties that could affect the accuracy of forward-looking statements include:

  decisions of foreign countries and banks within those countries;
  unexpected changes in business and economic conditions;
  any changes in interest rates, currency exchange rates or inflation;
  the Company’s costs;
  changes in overhead costs;
  the willingness and ability of third parties to honor their contractual commitments;
  the Company’s ability to raise additional capital, as it may be affected by current conditions in the stock market and competition for risk capital;
  changes in the Company’s business strategy;
  local and community impacts and issues;
  environmental and other regulations, as the same presently exist and may hereafter be amended; and
  volatility of the Company’s stock price.

iv

This list, together with the factors identified under “Item 1A. Risk Factors,” is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. You should read this report completely and with the understanding that the Company’s actual future results may be materially different from what it expects. These forward-looking statements represent the Company’s beliefs, expectations, opinions and what it believes to be reasonable assumptions only as of the date of this report. The information contained in this document or incorporated herein by reference is a statement of the Company’s present intention and is based on present facts and assumptions, and may change at any time and without notice, based on changes in such facts or assumptions. The Company does not intend to update these forward-looking statements except as required by law. Accordingly, the reader is cautioned not to place undue reliance on forward-looking statements. The Company qualifies all of its forward-looking statements by these cautionary statements.

CONVERSION FACTORS

The following units of measure may be used in this report:

To Convert From	To	Multiply By
Feet	Metres	0.305
Metres	Feet	3.281
Miles	Kilometres	1.609
Acres	Hectares	0.405
Hectares	Acres	2.471
Parts per million	Percent (%)	0.0001
Percentage	Parts per million	10,000
*United States Dollar (U.S.$) (1)	Canadian Dollar (Cdn$)	1.0170

__________________________
(1) The applicable exchange rate is based upon the noon buying rate of the Bank of Canada as of December 30, 2011. Note that specific calculations pertaining to the disclosure of particular transactions or events throughout this report may utilize an exchange rate different from that set forth above as may be appropriate under the circumstances. In the event a different exchange rate is utilized, the applicable exchange rate and the date will be set forth in a footnote to the disclosure. As of March 26, 2012, the applicable exchange rate was U.S.$1.00 = Cdn$0.9922.

Unless otherwise indicated, all monetary references herein are denominated in United States Dollars. References to “$” or “Dollars” or “U.S.$” are to United States Dollars and references to “Cdn$” are to Canadian Dollars.

v

PART I

ITEM 1. BUSINESS

History and Organization

BE Resources Inc. was previously a mineral exploration company engaged in the exploration and evaluation of mineral properties in the State of New Mexico. BE was incorporated under the laws of the State of Colorado on August 8, 2007. On October 1, 2007, the Company acquired a 100% interest in mineral leases and claims covering an area of approximately 20,000 acres in the State of New Mexico (the “Acquired Property”) from Great Western Exploration, LLC (“GWE”). In May 2008, the Company staked 690 additional lode claims overlying certain of the association placer claims previously acquired from GWE, of which five were subsequently dropped and in 2010, the Company staked an additional 207 lode claims. The mineral leases and claims acquired from GWE along with the additional claims staked by the Company are referred to as the “New Mexico Beryllium Project.” BE was organized primarily to evaluate the grade and tonnage of beryllium in the New Mexico Beryllium Project.

The Company completed its initial public offering on October 26, 2009 by selling 5,750,000 shares of common stock at a price of Cdn$0.30 per share for gross proceeds of Cdn$1,725,000. Trading of the Company’s common stock commenced on the TSX Venture Exchange on October 26, 2009 under the symbol “BER-V.”

The Company’s principal office address is 360 Bay Street, Suite 500, Toronto, Ontario M5H 2V6. The Company’s registered and records office address is c/o The Corporation Company, 1675 Broadway, Suite 1200, Denver, Colorado 80202 and the Company’s telephone number is (416) 200-7200. BE maintains a web site at www.beresources.ca. The Company makes some of its periodic filings it makes with the SEC and Canadian regulatory authorities available on its website. In addition, you can view all of the Company’s periodic filings on the SEC’s website at www.sec.gov or on SEDAR at www.sedar.com. The Company will also deliver free of charge to any interested party in either paper or electronic form its periodic reports upon written or oral request to its corporate secretary.

Recent Developments

Drilling at Warm Springs. In September 2010, pursuant to permits granted by the New Mexico Energy, Minerals and Natural Resource Department, Mining and Minerals Division (“MMD”), the Company commenced drilling at the Warm Springs area of the Company’s New Mexico Beryllium Project. The Company’s initial drilling effort consisted of five core holes in an area of the property previously identified by the United States Bureau of Mines (“USBM”) as containing higher than average amounts of beryllium and identified a zone of mineralization in excess of 100 feet thick. This initial phase of the drilling program was designed to confirm the outer dimensions of the beryllium-bearing zone and to determine the extent and size of the beryllium mineralization.

As the results of the initial five-hole program were inconclusive, the Company applied for, and was granted, a modification to its original permit to drill an additional twelve holes within the boundaries of the initial permit area. The specific target of this second phase was to be the area surrounding the first hole drilled in the five-hole program. The holes in the second phase were anticipated to range in depth from 200 to 650 feet and were to be spaced on a 75-foot grid around and extending to the north of the first drill hole. As of March 30, 2011, the Company was also working with the MMD as they reviewed permitting for an additional eight holes.

The Warm Springs area consists of 680 acres located in Socorro County, New Mexico. The vast majority of this area, totaling 520 acres, is privately owned by the Sullivan family and leased to the Company (the “Sullivan Lease”). Additionally, the Company is the holder of New Mexico State mining leases and various lode and association placer claims in the area which it acquired as part of the Acquired Property from GWE. In June 2009, the Company obtained a technical report on the Warm Springs area recognizing the presence of beryllium mineralization in amounts greater than what would be expected in average soil samples.

The remaining portions of the Company’s New Mexico Beryllium Project, which are referred to as the outlying hydrothermal areas, consist of three state mining leases and 817 unpatented mining claims located in Socorro County and Sierra County, New Mexico. The unpatented mining claims are located on land owned by the United States Department of Interior, Bureau of Land Management, which is referred to as the “BLM.” The outlying hydrothermal areas lie to the south and east of the Warm Springs area and total approximately 19,008 acres. The Company acquired the three state leases and 132 of the unpatented mining claims as part of its acquisition transaction with GWE. The remaining unpatented mining claims were staked by BE in 2008 and in 2010.

The exploration permits allowing the Company to drill on the outlying hydrothermal areas were approved in 2010. However, the Company elected not to post the bonds required to commence drilling under those permits.

On August 24, 2011, the Company’s previous President and Chief Executive Officer, David Q. Tognoni, resigned from such position. Also effective August 24, 2011, the Board of Directors of the Company appointed Jon Pereira as the President and Chief Executive Officer of the Company.

During the fiscal year ended December 31, 2011, the Company determined not to proceed with exploration of the New Mexico Beryllium Project. BE is currently searching for a new business venture, which may potentially be in the mining industry or another business area.

Employees

The Company currently has no employees, as it subcontracts its services to a variety of consultants, including environmental and permitting, accounting and legal firms. The Company believes this arrangement is suitable for the foreseeable future.

Facilities

During the fiscal year ended December 31, 2011, the principal executive office of the Company was moved to 360 Bay Street, Suite 500, Toronto, Ontario M5H 2V6.

ITEM 1A. RISK FACTORS

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operation, contains forward-looking statements and a description of the Company’s business operations which may be materially affected by several risk factors, including those summarized below.

The Company currently has no active business operations, and only limited prospects for business operations.

BE was previously a mineral exploration company engaged in the exploration and evaluation of mineral properties in the State of New Mexico. During the fiscal year ended December 31, 2011, the Company determined not to proceed with exploration of the New Mexico Beryllium Project. BE is currently searching for a new business venture, which could potentially be in the mining industry or another business area.

Therefore, BE is not currently engaged in any business operations. The Company cannot offer any assurances that it will ever find another business opportunity that management determines to be worth pursuing. The Company can also offer no assurance that if it identifies a new project and/or completes the acquisition of another business, that it will be able to do so on commercially-reasonable terms in a manner that could be advantageous to the shareholders of the Company.

The Company has never engaged in the profitable operation of a business, and there can be no assurance that it will ever be able to do so. At this time, BE has not identified or implemented a successful business plan. Although the Company has reviewed several possibilities for business operations, it has not yet been able to execute upon a business opportunity or transaction. There is no guarantee that BE will develop and sustain a suitable business operation.

The Company is subject to the risks inherent in the creation of a new business.

The Company is subject to substantially all the risks inherent in the creation of a new business. The implementation of BE’s business strategy is still in the development stage. BE’s business and operations should be considered to be in the development stage and subject to all of the risks inherent in the establishment of a new business venture. Accordingly, BE’s intended business and operations may not prove to be successful in the near future, if at all. Any future success that the Company might enjoy will depend upon many factors, several of which may be beyond its control, or which cannot be predicted at this time, and which could have a material adverse effect upon BE’s financial condition, business prospects, and operations and the value of an investment in the Company.

Since the Company is a relatively new business with limited operating history, investors have no basis to evaluate the Company’s ability to operate profitably.

The Company was incorporated in 2007 and has had no revenue from operations since its inception. The Company’s activities to date have been limited to organizational efforts, acquiring its land position, raising financing, obtaining permits and conducting exploration activities. The Company faces all of the risks commonly encountered by other new businesses, including the lack of an established operating history, the need for additional capital and personnel, and intense competition.

The Company’s independent registered accountant has raised substantial doubt about the Company’s ability to continue as a going concern in its report on BE’s financial statements for the year ended December 31, 2011.

This doubt is based in part on the recognition that the Company has no established source of revenue, has an accumulated deficit of $15,716,196 at December 31, 2011, and is dependent on raising capital from its shareholders or other sources to continue in business. In the event that the Company is unable to raise additional capital, the Company may be forced to curtail its activities. In any of those events, your investment in the Company may decline.

The Company has a history of losses and may incur losses in the future.

The Company has incurred losses since inception and may incur net losses in the future. The Company incurred the following losses from operations during each of the following periods:

  approximately $3.7 million for the year ended December 31, 2011;
  approximately $6.7 million for the year ended December 31, 2010; and
  approximately $1.5 million for the year ended December 31, 2009.

The Company had an accumulated deficit of approximately $15.7 million as of December 31, 2011.

The Company expects to continue to incur losses unless and until such time, if ever, as it is able to generate sufficient revenues from another business venture. The amount and timing of future expenditures will depend on a number of factors, including the timing of identification of a new business. The Company may never achieve profitability.

The Company’s future exploration activities, if any, may not be commercially successful.

Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. Unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor are risks involved in the conduct of exploration programs. The success of mineral exploration and development is determined in part by the following factors:

  the identification of potential mineralization based on analysis;
  the availability of exploration permits;
  the quality of the Company’s management and its geological and technical expertise; and
  the capital available for exploration.

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

Mining exploration operations are subject to strict permitting requirements which could require the Company to delay, suspend or terminate future operations on its mining properties, if any.

Mining operations, including exploration drilling programs, require permits from state or federal governments, including monitoring of wildlife species and water. The Company has experienced significant delays in obtaining drilling permits in the past, and may experience such delays in the future. The Company may be unable to obtain permits on reasonable terms in the future, on terms that provide the Company sufficient resources to develop its properties, or at all. Even if the Company is able to obtain such permits, the time and funding required by the permitting process is significant. If the Company cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, the timetable and business plan for exploration, if any, will be adversely affected, which may adversely affect its results of operations, financial condition and cash flow.

The Company will require significant additional capital to fund its future operations, if any.

At December 31, 2011, the Company had limited working capital, no producing properties and no cash flow from operations. If it determines to continue with mineral exploration, the Company will be required to expend significant amounts for drilling, geological and geochemical analysis, assaying, additional permitting and bonding and, if warranted, feasibility studies. The Company may not benefit from such investments if it is unable to identify commercially exploitable mineralized material. If the Company is successful in identifying reserves, it will require significant additional capital to extract the reserves. That funding, in turn, depends upon a number of factors, including the state of the national and worldwide economy and capital markets. The Company may not be successful in obtaining the required financing for these and other purposes, in which case its ability to continue operating would be adversely affected. Failure to obtain such additional financing would result in delay or indefinite postponement of further exploration or if applicable, development. The Company may not be able to obtain financing on terms favorable to the Company or at all. The Company is unable at this time to estimate with any reasonable degree of certainty the amount of capital required in the future. However, the Company believes that the amount will be significant. Also, any adverse developments in the Company’s exploration or other efforts may force the Company to sell its stock at a discount to raise additional funds.

The Company may acquire additional exploration stage properties and it may face negative reactions if resources or reserves are not located on acquired properties.

The Company may acquire additional exploration stage properties. There can be no assurance that it will be able to identify and complete the acquisition of such properties at reasonable prices or on favorable terms and that resources or reserves will be identified on any properties that the Company acquires. The Company may also experience negative reactions from the financial markets if it is unable to successfully complete acquisitions of additional properties or if resources or reserves are not located on acquired properties. These factors may adversely affect the trading price of the Company’s common stock or its financial condition or results of operations.

Mineral exploration is subject to extensive governmental regulations in addition to permitting requirements which could require the Company to delay, suspend or terminate its future operations, if any.

Mineral exploration, development and production is subject to various federal and state laws governing prospecting, development, production, labor standards and occupational health, mine safety, toxic substances, land use, water use, taxes and others. For example, applicable federal legislation in the United States would require a company to immediately suspend operations, including exploration activities, upon discovery of any remains, funerary objects, or objects of ceremonial, historic or cultural importance to Native Americans. The application of these laws may require the Company to delay, suspend or terminate its future operations, if any. The enactment of additional laws and regulations, amendments to current laws and regulations, and/or more stringent application of existing laws or regulation could adversely impact the Company’s future operations.

Mineral exploration and development activities are subject to environmental risks, which could expose the Company to significant liability and delay, suspension or termination of its future operations, if any.

Mineral exploration, possible future development and production by the Company, if any, would be subject to federal, state and local environmental regulation. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set out limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments, and a heightened degree of responsibility for companies and their officers, directors and employees. Future changes in environmental regulations, if any, may adversely affect the Company’s future operations, if any. If the Company fails to comply with any of the applicable environmental laws, regulations or permit requirements, the Company could face regulatory or judicial sanctions. Penalties imposed by either the courts or administrative bodies could delay or stop the Company’s future operations, if any, or require a considerable capital expenditure. There is a possibility that those opposed to exploration and mining will attempt to interfere with the Company’s future operations, if any, whether by legal process, regulatory process or otherwise.

The Company could be subject to environmental lawsuits.

Neighboring landowners and other third parties could file claims based on environmental statutes and common law for personal injury and property damage allegedly caused by the release of hazardous substances or other waste material into the environment on or around the Company’s properties. The Company may not be successful in defending any claims that are brought against the Company. A successful claim against the Company could have an adverse effect on its business prospects, financial condition and results of operation.

Global climate change is an international concern, and could impact the Company’s ability to conduct future operations.

Global climate change is an international issue and receives an enormous amount of publicity. The Company would expect that the imposition of international treaties or U.S. federal, state or local laws or regulations pertaining to mandatory reductions in energy consumption or emissions of greenhouse gases could affect the feasibility of its mining projects, if any, and increase its operating costs.

The Company is subject to risks related to community action.

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

If the Company loses its key executive, the Company may not be able to find a suitable replacement on acceptable terms.

The Company’s success is dependent to a large degree on the efforts and abilities of Jon Pereira, the President and Chief Executive Officer of the Company. If Mr. Pereira were to die, become disabled or leave the Company, the Company would be forced to identify and retain an individual to replace him. The Company may not find a suitable individual to replace Mr. Pereira or to add to its employee base if that becomes necessary. The Company has no insurance on Mr. Pereira at this time. Therefore, if the services of Mr. Pereira were to be lost, the Company’s plans and operations, if any, could be adversely affected.

Some of the Company’s executive officers do not devote all of their time to the Company’s business, which may hinder its ability to operate successfully.

The Company’s Chief Financial Officer is involved in other business activities, which may result in his spending less time than may be required to manage the Company’s business successfully. This could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, the amount of time the Company’s Chief Financial Officer will allocate among the Company’s business and other businesses could vary significantly from time to time depending on various circumstances and needs of the businesses, such as the relative levels of strategic activities of the businesses. There are no formal requirements or guidelines for the allocation of the Company’s officers’ time between its business and other businesses.

The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses.

The business of exploring for minerals involves a high degree of risk. Few properties are ultimately developed into producing mines. Whether a mineral deposit can be commercially viable depends upon a number of factors, including the particular attributes of the deposit, including size, grade and proximity to infrastructure, metal prices, which can be highly variable, and government regulation, including environmental and reclamation obligations. Uncertainties as to the metallurgical amenability of any minerals discovered may not warrant the mining of these minerals on the basis of available technology. The Company’s future operations, if any, are subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as, but not limited to:

  encountering unusual or unexpected formations;
  environmental pollution;
  personal injury, flooding and landslides;
  variations in grades of minerals; and
  labor disputes.

The Company currently has no insurance to guard against any of these risks. If the Company determines that capitalized costs associated with any of the Company’s future mineral interests, if any, are not likely to be recovered, the Company would incur a write-down on the Company’s investment in such property interests. All of these factors may result in losses in relation to amounts spent that are not recoverable.

The Company does not insure against all risks to which it may be subject.

Mineral exploration activities of the Company, if any, will involve a significant amount of risk. The Company currently maintains no insurance on any proposed operations. Even if the Company acquires insurance in the future, such insurance may not cover all potential risks associated with exploration activities. The Company may also not be able to maintain insurance to cover risks at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, the insurance against risks such as environmental pollution or other hazards as a result of exploration is generally not available on acceptable terms to companies in the mining industry. The Company might also become subject to liability for environmental pollution or other hazards associated with mineral exploration and production, if any, that may not be insured against, which may exceed the limits of BE’s insurance coverage, or which BE may elect not to insure against because of premium costs or other reasons. Losses from these events may cause the Company to incur significant costs that could materially adversely affect the Company’s financial condition and its ability to fund any exploration, development and production activities. A significant loss could force the Company to reduce or terminate its future operations, if any.

Mineral exploration and development depends upon the availability and maintenance of certain infrastructure that is necessary for purposes of such activities.

Mining, processing, development and exploration activities depend, to one degree or another, on adequate infrastructure. Reliable roads, bridges, power sources and water supply are important determinants, which affect capital and operating costs. Unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of such infrastructure could adversely affect the Company’s future operations, if any, financial condition and results of operations.

The Company’s directors and officers face potential conflicts of interest in their capacities as such.

David Tognoni, Edward Godin, Carmelo Marrelli, Jon Pereira and Mani Verma serve as officers and/or directors for the Company as well as other companies. Conflicts of interests could arise between these persons’ duties as officers and directors of the Company and their respective positions as officers and directors of such other entities. These conflicts may arise from corporate opportunities that may be presented to such individuals or because of the time they must devote to their position with each company. In addition to these potential conflicts, these individuals have in the past, and may in the future, enter into agreements with the Company, either as individuals or as officers or directors of other companies. For example, David Tognoni was a manager of GWE, from which BE purchased the Acquired Property. The Company also granted stock options to each of its officers and directors. None of these agreements were negotiated at arms’ length.

Competition in the mining industry is intense, and the Company has limited financial and personnel resources with which to compete.

Competition in the mining industry for desirable properties, investment capital, equipment and personnel is intense. Numerous companies headquartered in the United States, Canada and elsewhere throughout the world compete for properties on a global basis. The Company is currently an insignificant participant in the mining industry due to the Company’s limited financial and personnel resources. The Company may be unable to acquire any desirable properties, be unable to attract and hire necessary personnel, or be unable to purchase necessary equipment.

Colorado law and the Company’s Articles of Incorporation may protect its directors from certain types of lawsuits at the expense of the shareholders.

The laws of the State of Colorado provide that directors of a company shall not be liable to the company or shareholders of the company for monetary damages for all but limited types of conduct. The Company’s Articles of Incorporation permit it to indemnify the Company’s directors and officers against all damages incurred in connection with the Company’s business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing shareholders from recovering damages against the Company’s directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require the Company to use limited assets to defend its directors and officers against claims, including claims arising out of their negligence, poor judgment or other circumstances.

The Company is required to evaluate its internal controls under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in its financial reports and have an adverse effect on the price of its shares of common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company is and will be required to furnish a report by management on the Company’s internal controls over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of the Company’s internal control over financial reporting, including a statement as to whether or not its internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in its internal control over financial reporting identified by the Company’s management.

The Company will be required to evaluate and test its internal controls on an ongoing basis. During the evaluation and testing process, if the Company identifies one or more material weaknesses in its internal control over financial reporting, it will be unable to assert that such internal control is effective and the Company could lose investor confidence in the accuracy and completeness of its financial reports, which would have a material adverse effect on the Company’s stock price.

Gain recognized by non-U.S. shareholders on the sale or other disposition of shares of the Company’s common stock may be subject to U.S. federal income tax.

The Company believes that it is currently a “U.S. real property holding corporation” under section 897(c) of the Internal Revenue Code (“USRPHC”) and there is a substantial likelihood that the Company will continue to be a USRPHC. Generally, gain recognized by a non-U.S. holder on the sale or other disposition of the Company’s common stock will be subject to U.S. federal income tax on a net income basis at normal graduated U.S. federal income tax rates if the Company is a USRPHC at any time during the 5-year period ending on the date of the sale or disposition of the common stock (or the non-U.S. holder’s holding period for the common stock if shorter). Under an exception to these USRPHC rules, if the common stock is “regularly traded” on an “established securities market,” the common stock will not be treated as a USRPHC. This exception is not available, however, to a non-U.S. holder that held or was deemed to hold, directly or under certain constructive ownership rules, more than 5% of the common stock at any time during the 5-year period ending on the date of the sale or other disposition (or the non-U.S. holder’s holding period of the common stock if shorter). The Company’s common stock may never be “regularly traded” on an “established securities market” as recognized by the Internal Revenue Code.

Mineral operations are subject to market forces outside of the Company’s control, which could negatively impact the Company’s future operations, if any.

The marketability of minerals is affected by numerous factors beyond the control of the entity involved in their mining and processing. These factors include market fluctuations, government regulations relating to prices, taxes, royalties, allowable production, imports, exports and supply and demand. One or more of these risk elements could have an impact on costs of an operation and if significant enough, reduce the profitability of the operation and threaten its continuation.

Uncertain global economic conditions will affect the Company and its common stock price.

Current conditions in the domestic and global economies are uncertain. There continues to be a high level of market instability and market volatility with unpredictable and uncertain financial market projections. Global financial problems and lack of confidence in the strength of global financial institutions have created many economic and political uncertainties that have impacted the global economy. As a result, it is difficult to estimate the level of growth for the world economy as a whole. It is even more difficult to estimate growth in various parts of the world economy, including the markets in which the Company participates. The prevailing economic uncertainties render estimates of future expenditures difficult.

There are significant uncertainties regarding the price of certain minerals and the availability of equity financing for the purposes of mineral exploration and development. The prices of certain minerals have fluctuated substantially over the past several months and financial markets have deteriorated to the point where it has become difficult for companies to raise new capital. Concern about global growth has led to fluctuations in the commodity markets. Unprecedented uncertainty in the credit markets has also led to increased difficulties in borrowing and raising funds. Companies worldwide have been affected particularly negatively by these trends. As a result, the Company may have difficulties raising equity financing for the purposes of any future mineral exploration and development, particularly without excessively diluting present shareholders of the Company. These economic trends may limit the Company’s ability to develop and/or further explore its mineral property interests.

The Company’s stock price has been and may continue to be volatile and as a result you could lose all or part of your investment.

The value of your investment could decline due to the impact of any of the following factors upon the market price of the Company’s common stock:

  failure to meet the Company’s operating budget or achieve profitability;
  decline in demand for the Company’s common stock;
  the issuance of additional securities;
  downward revisions in securities analysts’ estimates, if any, or changes in general market conditions;
  technological innovations by competitors or in competing technologies;
  investor perception of the Company’s industry or the Company’s prospects;
  general economic trends;
  changes in the worldwide price for certain minerals; and
  disappointing results from BE’s future exploration or development efforts, if any.

In addition, stock markets have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of the Company’s common stock. As a result, investors may be unable to resell their shares at a fair price.

The Company has never paid dividends on its common stock and the Company may never pay them in the future.

The Company has never declared or paid cash dividends on its common stock and does not anticipate doing so in the foreseeable future. The Company’s ability to pay dividends is dependent on its ability to identify a new business venture, and generate revenue from such venture. Further, the Company’s initial earnings, if any, may be retained to finance the Company’s growth. Any future dividends will be directly dependent upon any future earnings, the Company’s then-existing financial requirements and other factors and are solely within the discretion of its Board of Directors.

A large number of the Company’s shares will be eligible for future sale and may depress the price of the Company’s common stock.

In addition to the shares issued in the Company’s initial public offering, a large amount of its common stock is currently eligible for sale under Rule 144 of the Securities Act. Under Rule 144, a shareholder owning restricted stock who is not an affiliate of the Company is permitted to sell all of the common stock owned by him or her following expiration of the shorter of: (i) one year from the date of acquisition; or (ii) six months from the date of acquisition, assuming the Company has been required to file reports with the SEC for at least 90 days and have filed all reports required to be filed with the SEC up to the time of the proposed sale. Affiliates of the Company are permitted to sell securities owned by them in limited quantities at a similar time under Rule 144. As of March 15, 2012, the Company also has outstanding options to purchase an aggregate of 7,170,000 shares of common stock, a significant portion of which are exercisable at a price below the public offering price of the Company’s common stock and have issued compensation warrants for 5,685,499 additional shares of the Company’s common stock. The sale of common stock in the future may depress the price of the Company’s common stock, may result in a loss in your investment and may make it difficult for the Company to sell common stock in the future.

No market exists in the United States for BE’s common stock and purchasers of the Company’s common stock may have difficulty selling their shares, should they desire to do so.

Currently, no market exists in the U.S. for BE’s common stock, except for the sporadic quotation of transactions on the Pink Sheets. The Company cannot offer any assurance that any market will develop in the U.S. Should a trading market develop, the trading price of BE’s securities at least initially will likely be impacted by very low sales volumes, general market conditions, and other events and factors. In addition, the realization of any of the risks described in these “Risk Factors” could have a significant and adverse impact on such market prices.

The Company believes that its common stock would be characterized as a “micro-cap” security and therefore subject to increased scrutiny by the Financial Industry Regulatory Authority, Inc. A micro-cap security is generally a low priced security issued by a small company, or the stock of companies with low capitalization. Purchasers of the Company’s common stock may have difficulty selling their shares, should they desire to do so.

Since the Company’s common stock will not be listed on a stock exchange in the United States, trading in the Company’s shares may be subject to rules governing “penny stocks,” which will impair trading activity in its shares. It is likely that the Company’s common stock will not initially be listed on a national stock exchange registered with the SEC, and may therefore be subject to rules regulating broker dealer practices in connection with transactions in penny stocks. Those disclosure rules applicable to penny stocks require a broker dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized disclosure document required by the SEC. These rules also require a cooling off period before the transaction can be finalized. These requirements may have the effect of reducing the level of trading activity in any secondary market for the Company’s common stock. Many brokers may be unwilling to engage in transactions in the Company’s common stock because of the added disclosure requirements, thereby making it more difficult for shareholders to dispose of their shares.

Issuances of the Company’s common stock in the future could dilute existing shareholders and adversely affect the market price of the Company’s common stock.

The Company has the authority to issue up to 250,000,000 shares of common stock, 10,000,000 shares of preferred stock and to issue options and warrants to purchase shares of the Company’s common stock without shareholder approval. These future issuances could be at values substantially below the price at which the Company’s common stock was sold in its initial public offering. In addition, the Company could issue large blocks of its common stock to fend off unwanted tender offers or hostile takeovers without further shareholder approval. Because trading in the Company’s common stock is limited, the issuance of its stock may have a disproportionately large impact on its price compared to larger companies.

The market price of the Company’s common stock may be subject to factors unrelated to the Company’s performance and such market price may not accurately reflect the long-term value of the shares of common stock.

Securities of micro-cap and small-cap companies have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macroeconomic developments in North America and globally and market perceptions of the attractiveness of particular industries. The price of the securities of the Company is also likely to be significantly affected by short-term changes in certain mineral prices or in its financial condition or results of operations as reflected in its quarterly earnings reports. Other factors unrelated to the Company’s performance that may have an effect on the price of the Company’s securities include the following: the extent of analytical coverage available to investors concerning the Company’s business may be limited if investment banks with research capabilities do not follow the Company’s securities; lessening in trading volume and general market interest in the Company’s securities may affect an investor’s ability to trade significant numbers of securities; and the size of Company’s public float may limit the ability of some institutions to invest in the Company’s securities.

As a result of any of these factors, the market price of the securities of the Company at any given point in time may not accurately reflect the Company’s long-term value. Securities class action litigation often has been brought against companies following periods of volatility in the market price of their securities. The Company may in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert management’s attention and resources.

Pursuant to pending Canadian tax proposals, Canadian holders of the Company’s stock may be subject to rules for investments in offshore investment funds.

In the Canadian federal budget released on March 4, 2010, the Minister of Finance announced that certain prior tax proposals relating to the taxation of Canadian residents investing in certain non-resident entities (the “FIE Proposals”) will not be implemented. The Minister of Finance proposed to replace the FIE Proposals with a slightly revised version of the current offshore fund property rules. These revisions were released as draft legislation on August 27, 2010. The offshore investment fund property rules may, in certain circumstances, require a Canadian holder of shares of common stock to include an amount in income in a taxation year in respect of the shares of common stock, if the value of such shares may reasonably be considered to be derived, directly or indirectly, primarily from portfolio investments in certain assets and one of the main reasons for the Canadian holder acquiring or holding the shares is to derive a benefit from the income, profits and gains on those portfolio investments in such a manner that Canadian taxes payable by the Canadian holder are less than would have been the case if the Canadian holder had earned that income, profits or gains directly. The determination of whether or not the Company’s common stock may constitute an offshore investment fund property of a Canadian holder at any time depends upon the Company’s property and its activities at that time.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

On October 1, 2007, the Company acquired GWE’s interest in the New Mexico Beryllium Project, related technical data, assets and operations from GWE in exchange for the issuance of 10,000,000 shares of common stock of the Company and a 20% net profit royalty interest in the New Mexico Beryllium Project. The 20% net profits royalty interest is calculated and payable on a quarterly basis. In May 2009, the Company entered into agreements to reduce the 20% net profit royalty to 10%. The New Mexico Beryllium Project is also subject to a gross profits royalty interest of 1% payable to Mr. Tognoni, a director of the Company.

The New Mexico Beryllium Project is comprised of three State leases and 133 unpatented mining claims located in Socorro County and Sierra County, New Mexico. In addition, the Company staked an additional 690 lode mining claims in Socorro County and Sierra County during the year ended December 31, 2008. These lode claims are located in the eastern part of the outlying hydrothermal area of the New Mexico Beryllium Project.

During the fiscal year ended December 31, 2011, the Company evaluated mineral claims and determined that the assets have been impaired because the Company could not project any future cash flows or salvage value and the assets were not recoverable. The Company has determined not to proceed with exploration of the New Mexico Beryllium Project.

Under the laws of the State of New Mexico, the Company is required to maintain reclamation deposits, which cover the cost to reclaim the ground disturbed. As at December 31, 2011, the Company had four reclamation bonds. These bonds are held with the BLM, the United States Department of Agriculture Forest Service and the New Mexico Energy, Minerals and Natural Resource Department, Mining and Minerals Division and are required before any surface disturbing activity can commence. The bonds will be released following satisfactory completion of reclamation of any disturbance resulting from operations at the site.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently subject to any legal proceedings, and to the best of its knowledge, no such proceeding is threatened or contemplated, the results of which would have a material impact on its properties, results of operation, or financial condition. Nor, to the best of its knowledge, are any of the Company’s officers or directors involved in any legal proceedings in which the Company is an adverse party.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is currently no established public trading market for the Company’s common stock in the United States. The Company’s common stock is currently traded only in Canada on the TSX Venture Exchange. Transactions in the Company’s common stock are also sporadically quoted on the Pink Sheets under the symbol “BSRSF.”

The table below sets forth the high and low sales prices for the Company’s common stock on a quarterly basis as reported by TSX Venture Exchange from January 1, 2010 to December 31, 2011 in Canadian Dollars:

	TSX-V (Cdn$)
	High	Low
Year Ended December 31, 2011
First Quarter	$0.46	$0.24
Second Quarter	0.32	0.10
Third Quarter	0.75	0.06
Fourth Quarter	0.16	0.04

Year Ended December 31, 2010
First Quarter	$0.45	$0.18
Second Quarter	0.38	0.16
Third Quarter	1.20	0.27
Fourth Quarter	1.30	0.38

As of March 23, 2012, there were approximately 59 record holders of the Company’s common stock.

Penny Stock Rules

Due to the price of the Company’s common stock, as well as the fact that its common stock is not listed on a national securities exchange registered with the SEC, the Company’s stock is characterized as “penny stock” under applicable securities regulations. The Company’s common stock will therefore be subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks. The broker or dealer proposing to effect a transaction in a penny stock must furnish his customer a document containing information prescribed by the SEC and obtain from the customer an executed acknowledgment of receipt of that document. The broker or dealer must also provide the customer with pricing information regarding the security prior to the transaction and with the written confirmation of the transaction. The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction and with the written confirmation of the trade. The broker or dealer must also send an account statement to each customer for which he has executed a transaction in a penny stock each month in which such security is held for the customer’s account. The existence of these rules may have an effect on the price of the Company’s common stock, and the willingness of certain brokers to effect transactions in the Company’s common stock.

Transfer Agent

The Company has appointed Registrar and Transfer Company at 10 Commerce Dr., Cranford, New Jersey 07016-3572, USA, telephone (908) 272-8511 and Equity Financial Trust Company at 200 University Avenue, Suite 400, Toronto, Ontario, Canada M5H 4H1, telephone (416) 361-0930 as the co-transfer agents for the Company’s common stock.

Dividend Policy

The Company has never declared or paid dividends on its common stock. Payment of future dividends, if any, will be at the discretion of the Company’s Board of Directors after taking into account various factors, including the terms of any credit arrangements, BE’s financial condition, operating results, current and anticipated cash needs and plans for expansion. At the present time, the Company is not party to any agreement that would limit its ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

Set out below is information as of December 31, 2011 with respect to compensation plans (including individual compensation arrangements) under which the Company’s equity securities are authorized for issuance. This information relates to the Company’s Equity Incentive Plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,470,000	$0.23	1,980,000
Equity compensation plans not approved by security holders	–	–	–
Total	7,470,000	$0.23	1,980,000

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion updates the Company’s plan of operation as of March 27, 2012 for the remainder of the year. It also analyzes the Company’s financial condition at December 31, 2011 and compares it to the Company’s financial condition at December 31, 2010. The discussion also summarizes the results of the Company’s operations for the years ended December 31, 2011 and 2010, and compares each year’s results to the results of the prior year. The discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s audited financial statements and the notes thereto appearing in this report.

Overview

The Company was a mineral exploration company engaged in the exploration and evaluation of mineral properties in the State of New Mexico until the end of fiscal 2011. BE was incorporated under the laws of the State of Colorado on August 8, 2007.

On October 1, 2007, the Company purchased the Acquired Property from GWE in exchange for the issuance of 10 million shares of the Company’s common stock and the grant of a 20% net profit royalty interest in the Acquired Property to GWE and certain other parties. In May 2009, the net profit royalty interest in the Acquired Property was reduced to 10% in the aggregate in consideration for the Company’s agreement to pursue its initial public offering. The total number of shares issued to GWE as consideration for the Acquired Property represented approximately 72% of the Company’s common stock after giving effect to the acquisition. As a result, for financial statement reporting purposes, the acquisition of the Acquired Property and related business operations have been reflected as a reverse acquisition in accordance with applicable accounting principles and the financial statements presented for comparative purposes represent the operations of GWE that were acquired by BE. The Acquired Property has been carried forward at its historical carrying value before the combination.

During the year ended December 31, 2011, BE evaluated the Acquired Property and determined that the asset has been impaired because the Company could not project any future cash flows or salvage value and the asset was not recoverable. Consequently, the Company has recorded an impairment loss for the full amount of $110,400 for the year ended December 31, 2011.

Be is now searching for a new business venture, that may be in mining or other business areas that may present themselves.

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

The Board of Directors has revised the overall strategy of the Company and has decided is that it will cease exploration work on its New Mexico properties and place the Warm Springs project on care and maintenance. The Company’s focus will turn to acquiring an interest in more traditional precious and base metal exploration properties or otherwise pursuing another business venture. The Company has been examining a number of opportunities in DRC, Bolivia, British Columbia, Mexico and Quebec and has entered into a memorandum of understanding respecting four mining concessions in Bolivia where the target minerals are gold, palladium and platinum, under which memorandum of understanding the Company has 90 days to conduct due diligence.

The Company has allowed to lapse the previously signed memorandum of understanding respecting four mining concessions in Bolivia and has decided not explore opportunities in Bolivia at this time due to uncertainty of the political environment.

The Company has also determined not to limit its search for a new project to the mining and resource sector and is broadening its search to include oil and gas, technology or other opportunities where it may be possible to create shareholder value.

On January 20, 2012, the Company negotiated a reduction in the outstanding payables to a major contractor from $472,000 to $150,000.

Corporate Overhead. Included in BE’s plan of operation are the expenses of overseeing its business and paying other general and administrative expenses. These expenses primarily include salaries and other compensation, administrative overhead, the reporting costs associated with being a public company, and travel. BE currently estimates these expenses at $12,000 per month.

Liquidity and Capital Resources

As of December 31, 2011, the Company had working capital of $228,289, consisting of current assets of $989,314 and current liabilities of $761,025. BE’s working capital at December 31, 2011 represents a decrease in its working capital of $1,381,403 from December 31, 2010. The decrease represents cash spent on operations, including drilling, geological consulting fees, management and consulting fees, professional fees and permitting fees.

Substantially all of BE’s current assets at December 31, 2011 consisted of cash and prepaid expenses and other receivables. BE’s current liabilities at December 31, 2011 consisted of accounts payable and accrued liabilities.

The Company’s longer term ability to carry out its business plan is dependent on the Company’s ability to achieve profitable operations or to obtain additional financing. Due to the fact that BE is an exploration stage company, has no established source of revenue and is dependent on receipt of additional financing, its independent accountants have raised substantial doubt about its ability to continue as a going concern. As of March 27, 2012, the Company estimates, based on the cash on hand at that time, that it has sufficient funding to continue its operations for the next two years, subject to the Company not finding another business activity or property acquisition, following which BE expects to solicit additional financing. BE’s outstanding warrants and outstanding exercisable stock options may provide some additional capital. If all those warrants and stock options are exercised, of which there is no assurance, BE would obtain additional proceeds of $2,978,155. As at March 27, 2012, the exercise price of the options and warrants is more than the market price of BE’s common stock, suggesting that it is not likely that either the warrants or options will be exercised.

BE has financed all of its operations since inception through the sale of common stock and warrants and expects that to be the case for the foreseeable future. On September 6, 2011, the Company completed a private placement of 10,000,000 units of the Company (the “Units”) at a price of Cdn$0.10 per Unit, for aggregate gross proceeds of Cdn$1,000,000 ($1,010,300). Each Unit is comprised of one share of common stock in the capital of the Company and one-half of one common share purchase warrant. Each full warrant entitles the holder to purchase one share of common stock at an exercise price of US$0.20 per share for a period of two years, subject to earlier expiry or adjustment in certain circumstances. In connection with the sale of the Units, the Company issued finder’s warrants for the purchase of 648,000 shares of common stock at a price of US$0.11 per share for a period of two years, subject to earlier expiry or adjustment in certain circumstances. Related issue costs in cash, including finders fees, totaled $77,256.

During the year ended December 31, 2011, the Company’s cash decreased by $1,977,996 which is a result of the cash used in operations offset by cash raised in the financing.

Off Balance Sheet Arrangements

As of December 31, 2011, BE had no off-balance sheet arrangements or obligations that are likely to have a material effect on its financial condition, results of operation or business.

Results of Operations

For the year ended December 31, 2011, BE realized a net loss of $3,739,168 (December 31, 2010: $6,707,546) or $0.07 per share (December 31, 2010: $0.17 per share), on no revenue. During the year ended December 31, 2011 there were increases/decreases in drilling, geological consulting fees, change in warrant liability, stock-based compensation and fees, licenses and permits. Each of these items is analyzed in more detail immediately below:

  Drilling for the year ended December 31, 2011 was $620,381 (year ended December 31, 2010 - $889,954). The decrease of $269,573 can be attributed to reduced drilling on the Warm Spring Beryllium Project during the year ended December 31, 2011 while drilling had commenced in June 2010 of the comparative period;

  Geological consulting fees for the year ended December 31, 2011 was $1,136,935 (year ended December 31, 2010 - $1,465,500). The decrease of $328,565 can be attributed to reduced exploration work on the Company’s property during the year ended December 31, 2011 while during the year ended December 31, 2010 focused exploration work commenced as permits were received;

  The decrease of $387,562 in stock-based compensation during the year ended December 31, 2011, compared to the same period in 2010, was mainly due to the vesting of unvested stock options over the service period. The Company expenses the options over the service period which can create variances from one period to another. The decrease is also attributable to the elimination of stock option liability in 2011 in accordance with Accounting Standards Update (“ASU”) 2010-13.

  Change in warrant liability for the year ended December 31, 2011, was $nil (year ended December 31, 2010 - $1,967,193). The decrease of $1,967,193 resulted from the elimination of warrant liability in 2011 in accordance with ASU 2010-13.

  Licenses and permits for the year ended December 31, 2011, was $270,700 (year ended December 31, 2010 - $117,024). The increase of $153,676 is attributable to payment for additional mining claims during the year ended December 31, 2011 while in the 2010 comparative period the annual payment for the existing claims was made.

  An impairment loss on mineral rights of $110,400 was recorded for the year ended December 31, 2011 (year ended December 31, 2010 - $nil). This impairment loss resulted from the Company evaluating a mineral claim and determining that the asset was impaired because the Company could not project any future cash flows or salvage value and the assets were not recoverable.

BE expects to incur losses until such time, if ever, as it identifies commercial amounts of mineralized material and successfully extracts such material for sale to third parties or otherwise identifies another business venture.

Please see “Plan of Operation” above for a description of costs and expenses that BE expects to incur during the remainder of 2012.

Crtiical Accounting Policies

The following are the accounting policies that BE believes are most critical in the preparation of its financial statements:

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

The Company expenses all costs related to the maintenance and development of mineral interests prior to the establishment of proven and probable reserves. As at December 31, 2011 and 2010, the Company had not established any proven or probable reserves.

Share-Based Payments

The Company issues stock options to employees and consultants in connection with various business activities. These are accounted for in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718 “Compensation – Stock Compensation” and ASC 505 “Equity” as well as other authoritative accounting pronouncements. The Company is required to make estimates of the fair value of the related instruments based on the Black-Scholes option pricing model and recognize expenses over the period benefited, usually the vesting period.

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

Asset Retirement Obligations

In accordance with ASC 410 “Asset Retirement and Environmental Obligations”, the fair values of asset retirement obligations are recorded as liabilities on a discounted basis when incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset unless the asset has been previously charged to operations, in which case the amount is expensed. Over time, the liabilities will be accreted for the change in their present value and the initial capitalized costs will be depleted and amortized over the useful lives of the related assets.

Impairment of Long-lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under FASB ASC 360-10-35-17, if events or circumstances indicate that their carrying amount might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of FASB ASC 930-360-35 “Asset Impairment” and 360-10 through 15-5 “Impairment or Disposal of Long-Lived Assets”.

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

Loss Per Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. The effect of potential issuances of common shares would be anti-dilutive, and accordingly basic and diluted loss per share are the same. See notes 7 (c) and (d) for potentially dilutive securities outstanding as at December 31, 2011 and 2010.

Foreign Currency Translation

The functional currency of the Company is the U.S. dollar. Certain monetary assets and liabilities of the Company denominated in Canadian dollars are remeasured into U.S. dollars at exchange rates in effect at the balance sheet dates. As at December 31, 2011 and 2010, substantially all of the Company’s Canadian dollar denominated monetary assets were comprised of cash. Non-monetary assets and liabilities are remeasured at historical exchange rates, unless such items are carried at market, in which case they are translated at the exchange rates in effect on the balance sheet date. Revenues and expenses are remeasured at rates approximating the exchange rates in effect at the time of the transaction. During the years ended December 31, 2011 and 2010, substantially all cash expenses were transacted in U.S. dollars.

Use of Estimates

The preparation of financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation of share-based payments, mineral rights, asset retirement obligations and deferred tax assets and liabilities. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in operations in the period in which they become known.

Fair Value Measurements and Disclosures

ASU 2009–05 “Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value”, clarifies that the quoted price for an identical liability, when traded as an asset in an active market, is also a Level 1 measurement for that liability when no adjustment to the quoted price is required. In the absence of a Level 1 measurement, an entity must use one or more of the following valuation techniques to estimate fair value (in a manner consistent with the principles in ASC Topic 820), which can be classified into two categories: 1) a valuation technique that uses a quoted price; and 2) another valuation technique based on the amount an entity would pay to transfer the identical liability or based on the amount an entity would receive to enter into an identical liability.

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

Accounting Principles Recently Adopted

In April 2010, the FASB issued ASU 2010-13 “Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force”. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. In accordance with ASU 2010-13, the Company has recorded a cumulative adjustment of $846,300 to eliminate the stock option and warrant liability with the offset entry recorded, during the beginning of the period for the year ended December 31, 2011, against deficit accumulated during exploration stage.

Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
BE Resources, Inc.

We have audited the accompanying balance sheet of BE Resources, Inc. (An Exploration Stage Company) (the “Company”) as of December 31, 2011 and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2011 and for the period from inception (February 3, 2004) through December 31, 2011. BE Resources, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of BE Resources, Inc. (An Exploration Stage Company) for the year ended December 31, 2010 and from inception (February 3, 2004) to December 31, 2010. Those statements were audited by other auditors whose report has been furnished to us and our opinion in so far as it relates to the amounts included in the year ended December 31, 2010 and from inception (February 3, 2004) to December 31, 2010, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BE Resources, Inc. (An Exploration Stage Company) as of December 31, 2011 and the results of their operations and their cash flows for the year ended December 31, 2011 and for the period from inception (February 3, 2004) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
March 22, 2012

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors of BE Resources Inc.

We have audited the accompanying financial statements of BE Resources Inc., which comprise the balance sheet as at December 31, 2010 and the statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2010, and a summary of significant accounting policies and other explanatory information.

Management's Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with generally accepted accounting principles in the United States of America and for such internal control as management determines is necessary to enable the preparation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor's Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. Canadian generally accepted auditing standards also require that we comply with ethical requirements.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor's judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements present fairly, in all material respects, the financial position of BE Resources Inc. as at December 31, 2010, and its financial performance and its cash flows for the year ended December 31, 2010 in accordance with generally accepted accounting principles in the United States of America.

Emphasis of Matter

Without qualifying our opinion, we draw attention to Note 1 in the financial statements which describes that the Company will require additional financing to fund the exploration and development of its exploration properties. This condition indicates the existence of a material uncertainty that may cast doubt about the Company’s ability to continue as a going concern.

/s/ McGOVERN, HURLEY, CUNNINGHAM, LLP

Chartered Accountants
TORONTO, Canada	Licensed Public Accountants
March 22, 2012

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Balance Sheets
Presented in US Dollars

	December 31,	December 31,
	2011	2010

Assets
Current assets
Cash	$919,418	$2,897,414
Prepaid expenses, deposits and other receivables	17,203	135,429
Prepaid expenses, deposits and other receivables - related party (note 8)	52,693	-

Total current assets	989,314	3,032,843
Mineral rights (note 3)	-	110,400
Reclamation bonds (note 4)	117,913	92,050

Total assets	$1,107,227	$3,235,293

Liabilities
Current liabilities
Accounts payable	$535,820	$557,287
Accounts payable - related party (note 8)	16,147	13,750
Accrued liabilities	209,058	5,814
Stock option and warrant liability (note 7(c))	-	846,300

Total current liabilities	761,025	1,423,151
Asset retirement obligation (note 4)	12,506	12,506

Total liabilities	773,531	1,435,657

Commitments and contingencies (note 6)
Stockholders' equity
Preferred stock, no par value, 10,000,000 authorized, none issued or outstanding	-	-
Common stock, no par value, 250,000,000 authorized, 60,045,750 issued and outstanding as of December 31, 2011 and 50,045,750 as of December 31, 2010 (note 7(b))	14,802,979	13,869,935
Additional paid-in capital	1,246,913	753,029
Deficit accumulated during the exploration stage	(15,716,196)	(12,823,328)
Total stockholders' equity	333,696	1,799,636

Total liabilities and stockholders' equity	$1,107,227	$3,235,293

The accompanying notes are an integral part of these financial statements.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Statements of Operations
Presented in US Dollars

			Cumulative
			from Inception
			(February 3, 2004)
			to December 31,
Year Ended December 31,	2011	2010	2011

Operating expenses
Management and consulting fees (note 8)	$391,745	$409,650	$1,698,263
Drilling	620,381	889,954	2,331,706
Geological consulting fees	1,136,935	1,465,500	3,492,207
Office and general	67,543	34,212	554,549
Professional fees	332,942	398,722	1,448,227
Professional fees - related party (note 8)	77,965	72,783	203,136
Foreign exchange (gain) loss	(16,159)	127,782	415,779
Change in fair value of warrant liability	-	1,967,193	1,866,293
Stock-based compensation (note 7(c))	575,465	963,027	1,508,809
Fees, licenses and permits	270,700	117,024	842,582
Transfer agent and filing fees	133,196	194,986	384,375
Lease expense	-	12,000	84,566
Interest and accretion expense	-	-	5,475
Gain on disposition of equipment	-	-	(602)
Traveling	38,055	54,618	196,142
Amortization of equipment	-	95	9,387
Financing costs	-	-	571,335
Impairment on mineral rights (note 3)	110,400	-	110,400

	3,739,168	6,707,546	15,722,629
Less: Other income (expense)
Dividend income	-	-	6,433

Net loss for the period	$(3,739,168)	$(6,707,546)	$(15,716,196)

Net loss per share - basic	$(0.07)	$(0.17)

Weighted average number of shares outstanding - basic	53,223,832	38,990,215

The accompanying notes are an integral part of these financial statements.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Statement of Stockholders' Equity
Presented in US Dollars

					Deficit
					Accumulated
		Common Stock		Additional	During the
	Preferred	Number of		Paid-in	Exploration
	Shares	Shares	Amount	Capital	Stage	Total

February 3, 2004, issued to the manager of GWE for interest in mining lease valued at $0.002 per share	-	6,734,160	$11,000	$-	$-	$11,000
Fiscal 2004, issued for cash at $0.53 per share	-	1,870,600	1,000,000	-	-	1,000,000
Issue costs	-	-	(10,545)	-	-	(10,545)
Loss for the period	-	-	-	-	(417,520)	(417,520)

Balance, December 31, 2004	-	8,604,760	1,000,455	-	(417,520)	582,935
Fiscal 2005, issued for cash at $0.36 per share	-	140,295	50,000	-	-	50,000
Fiscal 2005, issued for cash at $0.80 per share	-	374,120	300,000	-	-	300,000
Fiscal 2005, issued for cash at $0.82 per share	-	140,295	115,000	-	-	115,000
Fiscal 2005, issued for cash at $1.07 per share	-	93,530	100,000	-	-	100,000
Issue costs	-	-	(19,278)	-	-	(19,278)
Loss for the period	-	-	-	-	(1,017,725)	(1,017,725)

Balance, December 31, 2005	-	9,353,000	1,546,177	-	(1,435,245)	110,932
May 7, 2006, issued for cash at $2.13 per share	-	47,000	100,000	-	-	100,000
December 2006, subscriptions receivable	-	-	(37,500)	-	-	(37,500)
Issue costs	-	-	(26,986)	-	-	(26,986)
Contribution of capital from GWE to fund exploration operations	-	-	240,000	-	-	240,000
Loss for the period	-	-	-	-	(251,061)	(251,061)

Balance, December 31, 2006	-	9,400,000	$1,821,691	$-	$(1,686,306)	$135,385

The accompanying notes are an integral part of these financial statements.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Statement of Stockholders' Equity (Continued)
Presented in US Dollars

					Deficit
					Accumulated
		Common Stock		Additional	During the
	Preferred	Number of		Paid-in	Exploration
	Shares	Shares	Amount	Capital	Stage	Total

Balance, December 31, 2006	-	9,400,000	$1,821,691	$-	$(1,686,306)	$135,385
Receipt of subscriptions receivable	-	-	37,500	-	-	37,500
Reverse merger adjustment	-	3,000,000	(30,123)	-	-	(30,123)
October 1, 2007, issued to buy out minority interest in mineral rights, valued at historical cost	-	600,000	-	-	-	-
Contribution of capital from GWE to fund exploration operations	-	-	46,362	-	-	46,362
October and November 2007, issued for cash at $0.21 (Cdn $0.20) per share	-	13,895,000	2,923,434	-	-	2,923,434
December 7, 2007, issued for service valued at $0.21 (Cdn$0.20) per share based on the sales price of the October and November 2007 private placement	-	300,000	60,102	-	-	60,102
Issue costs	-	-	(118,026)	-	-	(118,026)
Stock-based compensation, grant of 1,360,000 stock options valued at $0.15 per stock option based on the Black-Scholes option pricing model, amortized over the vesting period	-	-	-	59,700	-	59,700
Loss for the period	-	-	-	-	(758,640)	(758,640)

Balance, December 31, 2007	-	27,195,000	4,740,940	59,700	(2,444,946)	2,355,694
Stock-based compensation, grant of 1,360,000 stock options valued at $0.15 per stock option based on the Black-Scholes option pricing model, amortized over the vesting period	-	-	-	122,593	-	122,593
Loss for the period	-	-	-	-	(2,192,125)	(2,192,125)

Balance, December 31, 2008	-	27,195,000	4,740,940	182,293	(4,637,071)	286,162
Common shares issued for cash (IPO) at $0.28 (Cdn$0.30) per share	-	5,000,000	1,412,962	-	-	1,412,962
Additional shares issued for cash (over-allotment) at $0.29 (Cdn$0.30) per share	-	750,000	214,123	-	-	214,123
Issue costs	-	-	(620,089)	-	-	(620,089)
Issue of compensation warrants valued at $0.19 per warrant	-	-	(111,400)	-	-	(111,400)
Stock-based compensation based on the Black-Scholes option pricing model, amortized over the vesting period	-	-	-	49,824	-	49,824
Loss for the period	-	-	-	-	(1,478,711)	(1,478,711)

Balance, December 31, 2009	-	32,945,000	$5,636,536	$232,117	$(6,115,782)	$(247,129)

The accompanying notes are an integral part of these financial statements.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Statement of Stockholders' Equity (Continued)
Presented in US Dollars

					Deficit
					Accumulated
		Common Stock		Additional	During the
	Preferred	Number of		Paid-in	Exploration
	Shares	Shares	Amount	Capital	Stage	Total
Balance, December 31, 2009	-	32,945,000	$5,636,536	$232,117	$(6,115,782)	$(247,129)
Common shares issued for cash at $0.29 (Cdn$0.30) per share (note 7(b)(i))	-	10,000,000	2,930,260	-	-	2,930,260
Issue costs	-	-	(289,109)	-	-	(289,109)
Issue of warrants valued at $0.14 per warrant (note 7(b)(i))	-	-	(688,600)	-	-	(688,600)
Issue of compensation warrants valued at $0.16 per warrant (note 7(b)(i))	-	-	(161,645)	-	-	(161,645)
Common shares issued for cash from the exercise of stock options	-	550,000	165,000	-	-	165,000
Black-Scholes value of stock options exercised	-	-	314,955	(314,955)	-	-
Common shares issued for cash from the exercise of warrants	-	6,550,750	2,997,038	-	-	2,997,038
Black-Scholes value of warrants exercised transferred from warrant liability	-	-	2,965,500	-	-	2,965,500
Stock-based compensation based on the Black-Scholes option pricing model, amortized over the vesting period	-	-	-	835,867	-	835,867
Loss for the period	-	-	-	-	(6,707,546)	(6,707,546)

Balance, December 31, 2010	-	50,045,750	13,869,935	753,029	(12,823,328)	1,799,636
Cumulative effect of applying ASU 2010-13 (note 2 and 7(c))	-	-	-	-	846,300	846,300
Common shares issued for cash at $0.10 (Cdn$0.10) (note 7(b)(ii))	-	10,000,000	1,010,300	-	-	1,010,300
Issue costs (note 7(b)(ii))	-	-	(77,256)	-	-	(77,256)
Stock-based compensation based on the Black-Scholes option pricing model, amortized over the vesting period	-	-	-	493,884	-	493,884
Loss for the period	-	-	-	-	(3,739,168)	(3,739,168)

Balance, December 31, 2011	-	60,045,750	$14,802,979	$1,246,913	$(15,716,196)	$333,696

The accompanying notes are an integral part of these financial statements.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Statements of Cash Flows
Presented in US Dollars

			Cumulative
			from Inception
			(February 3, 2004)
			to December 31,
Year Ended December 31,	2011	2010	2011

Cash flow from operating activities
Net loss for the period	$(3,739,168)	$(6,707,546)	$(15,716,196)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	575,465	963,027	1,508,809
Change in warrant liability	-	1,967,193	1,866,293
Foreign exchange loss	-	189,119	190,618
Common shares issued for services	-	-	60,102
Common shares issued for interest in exploration property	-	-	11,000
Gain on disposition of equipment	-	-	(602)
Accretion of asset retirement obligation	-	-	3,111
Amortization of equipment	-	95	9,387
Write off of prior year's deferred costs	-	-	115,684
Increase in asset retirement obligation	-	-	9,395
Impairment on mineral rights	110,400	-	110,400
Changes in operating assets and liabilities:
Increase in prepaid expenses, deposits and other receivables	(16,048)	(53,846)	(69,894)
Increase in reclamation bonds	(25,863)	(66,104)	(117,913)
Increase in accounts payable and accrued liabilities	184,174	231,560	692,723

Net cash used in operating activities	(2,911,040)	(3,476,502)	(11,327,083)

Cash flow from investing activities
Purchase of mineral rights	-	-	(110,400)
Purchase of equipment	-	-	(14,535)
Proceeds from sale of equipment	-	-	5,750

Net cash used in investing activities	$-	$-	$(119,185)

The accompanying notes are an integral part of these financial statements.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Statements of Cash Flows (Continued)
Presented in US Dollars

			Cumulative
			from Inception
			(February 3, 2004)
			to December 31,
Year Ended December 31,	2011	2010	2011

Cash flow from financing activities
Issuance of common shares	$1,010,300	$2,930,260	$9,371,156
Cost of issue	(77,256)	(289,109)	(366,365)
Proceeds from exercise of options	-	165,000	165,000
Proceeds from exercise of warrants	-	2,997,038	2,997,038
Deferred transaction costs	-	-	(87,505)
Cash provided by GWE to fund exploration operations	-	-	286,362

Net cash provided by financing activities	933,044	5,803,189	12,365,686

(Decrease) increase in Cash	(1,977,996)	2,326,687	919,418
Cash, beginning of period	2,897,414	570,727	-

Cash, end of period	$919,418	$2,897,414	$919,418

SUPPLEMENTARY INFORMATION
Non-cash investing and financing activities
Common shares issued for interest in mining lease	$-	$-	$11,000
Common shares issued for services	$-	$-	$60,102
Compensation warrants issued for services	$11,000	$-	$122,400
Compensation warrants issued for finders fee	$93,312	$-	$93,312
Net liabilities of BE Resources Inc. assumed in connection with the reverse merger transaction	$-	$-	$(30,123)
Cumulative adjustment on stock option and warrant liability	$846,300	$-	$846,300
Change in prepaid related to stock option expense	$81,583	$-	$81,583

The accompanying notes are an integral part of these financial statements.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Notes to Financial Statements
Presented in US Dollars
December 31, 2011 and 2010

1.	Nature of Business, Basis of Presentation and Going Concern

BE Resources Inc. (the "Company") was incorporated on August 8, 2007 under the laws of the State of Colorado, United States for the purpose of acquiring certain mineral interests and all operations from Great Western Exploration, LLC ("GWE") and further exploring and if warranted, developing those interests.

The Company was previously engaged in the business of the acquisition and development of mineral properties believed to be prospective for minerals.

The Board has revised the overall strategy of the Company and has decided that it will cease exploration work on its New Mexico properties and place the Warm Springs project on care and maintenance. The Company’s focus will turn to acquiring an interest in more traditional precious and base metal exploration properties. The Company has been examining a number of opportunities in DRC, Bolivia, British Columbia, Mexico and Quebec.

The Company has also determined not to limit its search for a new project to the mining and resource sector and is broadening its search to include oil and gas, technology or other opportunities where it may be possible to create shareholder value.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has an accumulated deficit of $15,716,196 as at December 31, 2011 and a net loss of $3,739,168 and negative net cash flows from operating activities of $2,911,040 for the year ended December 31, 2011. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies

These financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") and their basis of application is consistent with that of the previous periods, except as disclosed below. Outlined below are those policies considered particularly significant:

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

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Notes to Financial Statements
Presented in US Dollars
December 31, 2011 and 2010

2.	Summary of Significant Accounting Policies (Continued)

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

The Company expenses all costs related to the maintenance and development of mineral interests prior to the establishment of proven and probable reserves. As at December 31, 2011 and 2010, the Company had not established any proven or probable reserves.

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

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Notes to Financial Statements
Presented in US Dollars
December 31, 2011 and 2010

2.	Summary of Significant Accounting Policies (Continued)

Impairment of Long-lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under FASB ASC 360-10-35-17, if events or circumstances indicate that their carrying amount might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of FASB ASC 930-360-35 "Asset Impairment" and 360-10 through 15-5 "Impairment or Disposal of Long-Lived Assets".

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

Loss Per Share

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted loss per share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. The effect of potential issuances of common shares would be anti-dilutive, and accordingly basic and diluted loss per share are the same. See notes 7 (c) and (d) for potentially dilutive securities outstanding as at December 31, 2011 and 2010.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Notes to Financial Statements
Presented in US Dollars
December 31, 2011 and 2010

2.	Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation

The functional currency of the Company is the U.S. dollar. Certain monetary assets and liabilities of the Company denominated in Canadian dollars are remeasured into U.S. dollars at exchange rates in effect at the balance sheet dates. As at December 31, 2011 and 2010, substantially all of the Company’s Canadian dollar denominated monetary assets and liabilities were comprised of cash and stock option and warrant liability. Non-monetary assets and liabilities are remeasured at historical exchange rates, unless such items are carried at market, in which case they are translated at the exchange rates in effect on the balance sheet date. Revenues and expenses are remeasured at rates approximating the exchange rates in effect at the time of the transaction. During the years ended December 31, 2011 and 2010, substantially all cash expenses were transacted in U.S. dollars.

Use of Estimates

The preparation of financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation of share-based payments, mineral rights, asset retirement obligations and deferred tax assets and liabilities. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in operations in the period in which they become known.

Accounting Principles Recently Adopted

In April 2010, the FASB issued ASU 2010-13 "Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force". ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trade should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. In accordance with ASU 2010-13, the Company has recorded a cumulative adjustment of $846,300 to eliminate the stock option and warrant liability with the offset entry recorded, during the beginning of the period for the year ended December 31, 2011, against deficit accumulated during exploration stage.

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
Presented in US Dollars
December 31, 2011 and 2010

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

During the year ended December 31, 2011, the Company evaluated a mineral claim and determined that the asset have been impaired because the Company could not project any future cash flows or salvage value and the asset were not recoverable. Consequently, the Company has recorded an impairment loss for the full amount of $110,400 for the year ended December 31, 2011.

	(a)	Sullivan Lease

On January 2, 2004, a member who was also a manager of GWE entered into a mining lease with two arms’ length individuals (the “Lessors”) for a term of 20 years expiring January 2, 2024 and for so long thereafter as the lease is not terminated. On February 3, 2004, the mining lease was assigned to GWE in exchange for 50 Class A member units of GWE valued at $11,000. Scheduled minimum future lease payments of $12,000 are required every January 1 for the duration of the lease agreement. The mining lease is subject to a 4% gross production royalty from the sale or disposition of minerals, metals and materials, payable to the Lessors. Subsequent to year end, the lease terminated (note 12(a)).

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
Presented in US Dollars
December 31, 2011 and 2010

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

On October 1, 2007, GWE entered into a conversion agreement with South West on behalf of the Company. In exchange for transfer of the South West Interest to the Company, South West agreed to accept directly from the Company an aggregate of 400,000 common shares of the Company and a 0.68% net profit interest in the Project. In May 2009, the Company entered into agreements, which resulted in a reduction in the net profit interest payable to South West from 0.68% to 0.34%. Subsequent to year end, the lease terminated (note 12(d)).

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

On October 1, 2007, GWE entered into a conversion agreement with Bethany on behalf of the Company. In exchange for the transfer of the Bethany Interest to the Company, Bethany agreed to accept directly from the Company an aggregate of 200,000 common shares of the Company and a 0.34% net profit interest in the Project. In May 2009, the Company entered into agreements, which resulted in a reduction in the net profit interest payable to South West from 0.34% to 0.17%. Subsequent to year end, the lease terminated (note 12(d)).

4.	Reclamation Bonds and Asset Retirement Obligation

Under the laws of the State of New Mexico, the Company is required to maintain reclamation deposits, which cover the cost to reclaim the ground disturbed. As at December 31, 2011, the Company has four (2010 - three) reclamation bonds. These bonds are held with the United States Department of the Interior, Bureau of Land Management ("BLM"), the United States Department of Agriculture Forest Service ("USDA") and the New Mexico Energy, Minerals and Natural Resource Department, Mining and Minerals Division ("MMD") and are required before any surface disturbing activity can commence. The bonds will be released following satisfactory completion of reclamation of any disturbance resulting from operations at the site.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Notes to Financial Statements
Presented in US Dollars
December 31, 2011 and 2010

4.	Reclamation Bonds and Asset Retirement Obligation (Continued)

The bond in the amount of $14,577 was accepted on May 6, 2005. BLM Bond #111911 in the amount of $11,369 was accepted on October 6, 2004

During the year ended December 31, 2010, the Company made a deposit in the amount of $66,104 to the MMD for the drilling permit for the Project. On April 23, 2010, the Company was granted a permit to begin drilling its Warm Springs Beryllium Property.

The Company made a deposit in the amount of $25,863 during the year ended December 31, 2011, for the drilling permit for its Warm Springs Beryllium Property in New Mexico, U.S.A.

Asset retirement obligations relate to the reclamation work required to be performed in connection with drilling activities performed on the Project. Exploration expenditures relating to the Project are expensed as incurred. Changes in asset retirement obligation during the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Balance, beginning of year	$12,506	$12,506
Accretion expense	-	-
Balance, end of year	$12,506	$12,506

5.	Equipment

At December 31, 2011 and 2010, equipment consisted of the following:

	2011	2010
Cost	$5,535	$5,535
Less: Accumulated amortization	(5,535)	(5,535)
	$-	$-

6.	Commitments and Contingencies

Environmental Consideration

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

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Notes to Financial Statements
Presented in US Dollars
December 31, 2011 and 2010

6.	Commitments and Contingencies (Continued)

Property Maintenance Costs

The Company is required to incur property maintenance costs for its mineral rights. These costs are currently estimated at $159,000 for each year and include annual fees of $140 per claim per year to maintain federal mining claims.

Disputed Payables

The Company is involved in a dispute with a former supplier over payables in the amount of approximately $472,000. This amount has been recorded in accounts payable and incurs 18% interest. Subsequent to year end, the Company negotiated a reduction of the amount from $472,000 to $150,000 (note 12(b)).

7.	Capital Stock

(a) Authorized

250,000,000 shares of voting common stock, with no par value 10,000,000 shares of preferred stock, with no par value

(b) Issued Capital Stock

A summary of changes in capital stock for the years ended December 31, 2011 and 2010 is as follows:

(i)

On June 18, 2010, the Company completed a brokered private placement financing of 10,000,000 units (the “Units”) at a price of Cdn$0.30 ($0.29) per Unit, for aggregate gross proceeds of Cdn$3,000,000 ($2,930,260). Each Unit is comprised of one common share of the Company and one-half of one common share purchase warrant. Each full warrant entitled the holder thereof to purchase one common share for a period of two years at an exercise price of Cdn$0.50 per common share. In connection with the sale of the Units, the Company paid a cash commission equal to 8% of the gross proceeds and issued 983,333 compensation warrants to purchase Units at a price of Cdn$0.30 per Unit for a period of two years from the closing of the private placement. Net proceeds of the private placement were allocated on a pro-rata basis between common shares and warrants based on the relative fair values.

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

The Chief Financial Officer of the Company purchased 33,333 Units of the placement at a price of Cdn$0.30 ($0.29) for gross proceeds of Cdn$10,000 ($9,767), on the same terms as other investors (note 8(b)).

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Notes to Financial Statements
Presented in US Dollars
December 31, 2011 and 2010

7.	Capital Stock (Continued)

	(b)	Issued Capital Stock (Continued)

(ii)

On September 6, 2011, the Company completed a private placement of 10,000,000 units of the Company (the “Shares”) at a price of Cdn$0.10 ($0.10) per Share, for aggregate gross proceeds of Cdn$1,000,000 ($1,010,300). Each Share is comprised of one common share in the capital of the Company and one-half of one common share purchase warrant. Each full warrant entitles the holder to purchase one common share at an exercise price of $0.20 per share for a period of two years, subject to earlier expiry or adjustment in certain circumstances.

In connection with the sale of the Shares, the Company issued finder’s warrants for the purchase of 648,000 common shares at a price of $0.11 per share for a period of two years, subject to earlier expiry or adjustment in certain circumstances. Related issue costs in cash, including finders fees, totaled $77,256.

The grant date fair value of the 648,000 finder's warrants was estimated using the Black-Scholes option pricing model to be $93,312. The assumptions used were: expected dividend yield of 0%; expected volatility of 139%; risk free interest rate of 0.21%; and expected term of 2 years.

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

A summary of changes in stock options during the years ended December 31, 2011 and 2010 are as follows:

	Number of	Weighted Average
	Stock Options	Exercise Price

Balance, December 31, 2009	3,960,000	$0.25
Granted (i)(ii)(iii)(iv)(v)(vi)(vii)(viii)(ix)	3,000,000	$0.34
Exercised	(550,000)	$0.30
Expired	(125,000)	$0.30
Forfeited	(375,000)	$0.30

Balance, December 31, 2010	5,910,000	$0.29
Granted (x)(xi)	1,840,000	$0.23
Forfeited	(280,000)	$0.67

Balance, December 31, 2011	7,470,000	$0.26

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Notes to Financial Statements
Presented in US Dollars
December 31, 2011 and 2010

7.	Capital Stock (Continued)

(c)	Stock Options (Continued)

As at December 31, 2011, the following stock options were outstanding:

	Options	Options	Exercise	Expiration
Date of Grant	Granted	Exercisable	Price	Date

December 7, 2007	3,520,000	3,520,000	CDN $0.25 (US $0.25)	December 7, 2012
November 12, 2009	400,000	400,000	US $0.35	November 12, 2014
April 21, 2010	500,000	500,000	US $0.20	April 21, 2012
May 11, 2010	500,000	500,000	US $0.30	May 11, 2012
June 7, 2010	50,000	50,000	US $0.30	June 7, 2015
July 2, 2010	300,000	300,000	US $0.31	July 2, 2012
July 2, 2010	300,000	300,000	US $0.31	July 2, 2015
October 4, 2010	100,000	100,000	US $1.04	October 4, 2012
September 9, 2011	1,800,000	1,800,000	US $0.23	September 9, 2016

	7,470,000	7,470,000

As at December 31, 2011, the weighted average exercise price of the outstanding options is $0.26. As at December 31, 2011, the weighted average remaining contractual life of outstanding options is 1.97 years.

The fair value of the stock options granted were estimated using the Black-Scholes option pricing model and is amortized over the related service period of the underlying options. This model requires management to make estimates of the expected volatility of its common shares, the expected term of the option to exercise, the expected future forfeiture rate, and future interest rates. The risk free interest rate is based on the U.S. Treasury Bond rate. The Company has not paid dividends and does not expect to pay dividends in the immediate future. As historical volatility of the Company’s common shares is not available, expected volatility is based on the historical performance of the common shares of other corporations with similar operations. The expected life of the stock options was estimated using management’s best estimate based on a study of the exercise activities of historical trends and future expectations.

Cash proceeds from the exercise of options during 2011 totalled $nil (2010 - $165,000). Stock-based compensation expense yet to be expensed on the remaining contractual life of stock options is $nil ($279,739).

During the years ended December 31, 2011 and 2010, the Company granted the following:

(i) 900,000 options for consulting services at an exercise price of $0.30 that expire on January 5, 2015. The options originally vest 25% on the date of grant and 25% every six months thereafter over a period of eighteen months as long as the consultant continues to provide services to the Company. Pursuant to the amendment of the Plan in June 2010, 400,000 of these options vested immediately after TSX Venture Exchange approval was received and was subsequently exercised. The weighted average grant date fair value of these options was $0.29 per share. The assumptions used to estimate the fair value are as follows: expected dividend yield of 0%; expected volatility of 127%; risk free interest rate of 2.56%; and expected term of 5 years. Of the 900,000 options, 125,000 expired and 375,000 failed to vest during the year ended December 31, 2010.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Notes to Financial Statements
Presented in US Dollars
December 31, 2011 and 2010

7.	Capital Stock (Continued)

(c)	Stock Options (Continued)

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

(iv) 200,000 options for consulting services at an exercise price of $0.30 that expire on June 7, 2015. The options vested immediately. The weighted average grant date fair value of these options was $0.24 per share. The assumptions used to estimate the fair value are as follows: expected dividend yield of 0%; expected volatility of 159%; risk free interest rate of 1.95%; and expected term of 5 years. 150,000 of these options were exercised during 2010.

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

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Notes to Financial Statements
Presented in US Dollars
December 31, 2011 and 2010

7.	Capital Stock (Continued)

(c)	Stock Options (Continued)

(x) 40,000 options, valued at $10,908, to a consultant at an exercise price of $0.40 that expires on January 17, 2013. The options vested immediately. These options were forfeited as the the consultant ceased to be a service provider during the year ended December 31, 2011. The weighted average grant date fair value of these options was $0.275 per share. The assumptions used to estimate the fair value are as follows: expected dividend yield of 0%; expected volatility of 162.31%; risk free interest rate of 1.79%; and expected term of 2 years.

(xi) 1,800,000 options valued at $437,400, to directors of the Company at an exercise price of $0.23 that expires on September 9, 2016. The options vested immediately. The weighted average grant date fair value of these options was $0.243 per share. The assumptions used to estimate the fair value are as follows: expected dividend yield of 0%; expected volatility of 122%; risk free interest rate of 0.81%; and expected term of 5 years.

As of December 31, 2011, options valued at $81,581, previously recorded as prepaid expense, have been expensed.

In accordance with ASU 2010-13 as further discussed in note 2 under “Accounting Principles Recently Adopted”, the Company has recorded a cumulative adjustment of $846,300 to eliminate the stock option and warrant liability.

The intrinsic value of stock options issued and outstanding at December 31, 2011 was $1,638,154 (2010 -$1,187,546). Intrinsic value for stock options is calculated based on the difference between the exercise prices of the underlying options and the quoted price of the Company's common shares as of the reporting date.

On September 27, 2010 and October 4, 2010, the Company entered into two Consulting Agreements which required the Company to grant a total of 200,000 stock options, valued at $163,000, for services to be performed over a nine month period. During the year ended December 31, 2011, the Company expensed the remaining prepaid balance of $81,581 as stock-based compensation.

(d)	Warrants

A summary of changes in warrant and compensation warrants during the years ended December 31, 2011 and 2010 is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price

Balance, December 31, 2009	575,000	$0.29
Issued - warrants and compensation warrants (i)	6,456,249	$0.47
Exercised	(6,550,750)	$0.47
Expired	(40,000)	$0.50

Balance, December 31, 2010	440,499	$0.30
Issued - warrants and compensation warrants (note 7(b)(i)(ii))	5,648,000	$0.20
Expired	(403,000)	$0.30

Balance, December 31, 2011	5,685,499	$0.19

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Notes to Financial Statements
Presented in US Dollars
December 31, 2011 and 2010

7.	Capital Stock (Continued)

(d)	Warrants (Continued)

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

As at December 31, 2011, the following warrant and compensation warrants were outstanding:

	Number of	Exercise
Expiration Date	Warrants	Price

June 18, 2012(1)	37,499	CDN$0.30 (US $0.29)
September 6, 2013	5,000,000	US $0.20
September 6, 2013(1)	648,000	US $0.11

	5,685,499

(1) Each compensation warrant entitles the holder to purchase one common share.

8.	Related Party Transactions

(a)

Pursuant to an amended employment agreement dated January 1, 2011, the Company paid a former officer who is also a director of the Company, a salary of $33,000 (year ended December 31, 2010 - $36,000) and an expense allowance of $165,000 (year ended December 31, 2010 - $226,000) for the year ended December 31, 2011, which amounts are included in management and consulting fees in the statement of operations. Included in prepaid expenses, deposits and other receivables as at December 31, 2011 is $52,693 owing from this former officer for certain obligations.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Notes to Financial Statements
Presented in US Dollars
December 31, 2011 and 2010

8.	Related Party Transactions (Continued)

(b)

During the year ended December 31, 2011, the Company incurred fees for accounting services rendered of $38,789 (year ended December 31, 2010 - $35,792) charged by a corporation controlled by an officer of the Company and consulting fees of $24,000 (year ended December 31, 2010 - $24,000) charged by this officer. These amounts are included in professional fees in the statement of operations. In addition, during the year ended December 31, 2011, the Company incurred fees for corporate secretarial services rendered of $15,176 (year ended December 31, 2010 - $12,991) charged by a corporation of which an officer of the Company is also an officer. Included in accounts payable as at December 31, 2011 is $14,758 (December 31, 2010 - $12,295) owing to this corporation, $1,389 (December 31, 2010 - $1,455) owing to the corporation of which this officer is also an officer. These amounts are unsecured, non-interest bearing with no fixed terms of repayment.

The above transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

(c)

An officer of the Company purchased 33,333 Units of the private placement financing completed on June 18, 2010 (note 7(b)(i)) at a price of Cdn$0.30 for gross proceeds of Cdn$10,000 ($9,767), on the same terms as other investors. This officer exercised the 16,667 warrants connected with the units for 16,667 common shares at a price of Cdn$0.50 for gross proceeds of Cdn$8,334 ($8,160)

9.	Segment Information

The Company has one operating segment, which is the exploration and development of exploration properties in the United States. As at December 31, 2011, geographic segmentation of the Company's assets is as follows: Canada - $932,723 (2010 - $2,889,883) and the United States - $158,357 (2010 - $345,410). Substantially all of the expenses are made in the United States.

10.	Financial Instruments

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Cash deposits with a major Canadian chartered bank are insured by the Canadian Deposit Insurance Corporation up to Cdn$100,000. Cash deposits with a major U.S. bank have unlimited insurance by the Federal Deposit Insurance Corporation, on non-interest bearing accounts, through December 31, 2012. As at December 31, 2011, the Company held Cdn$931,068 (2010 - Cdn$2,854,705) with the major Canadian chartered bank and $3,898 (2010 - $27,297) with the major U.S. bank.

Foreign Exchange Risk

Certain of the Company's expenses were incurred in Canadian currency and are therefore subject to gains or losses due to fluctuations in this currency. As at December 31, 2011, the Company held cash of $930,767 (US$915,223) denominated in Canadian dollars (2010 - Cdn$2,821,419 (US$2,836,655)) and had accounts payable and accrued liabilities of $29,272 (US$28,783) denominated in Canadian dollars (2010 - Cdn$153,876 (US$154,707)).

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Notes to Financial Statements
Presented in US Dollars
December 31, 2011 and 2010

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

11.	Deferred Taxes

Major items causing the Company's income tax rate to differ from the U.S. federal statutory rate of approximately 34% (2010 - 34%) are as follows:

	2011	2010

Loss before income taxes	$(3,739,168)	$(6,707,546)

Expected income tax benefit based on statutory rate	$(1,271,300)	$(2,280,600)
Adjustments resulting from:
Warrant liability	-	668,800
Stock-based compensation	195,700	66,200
Other	39,000	(9,400)
Change in valuation allowance	1,036,600	1,555,000

Income tax recovery reflected in the statement of operations	$-	$-

As at December 31, 2011, the Company had approximately $8,781,232 of net operating loss carry forwards in the U.S., which may be used to reduce taxable income in future years which expire starting December 31, 2027. The Company also has exploration expenditures of approximately $5,350,000 which may be used to reduce taxable income in future years. As management of the Company cannot determine is that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at December 31, 2011.

The significant components of the deferred tax assets at December 31, 2011 and 2010 were as follows:

	2011	2010

Deferred income tax assets (liabilities)
Non-capital losses	$3,153,000	$2,367,000
Stock-based compensation and warrant liability	-	-
Exploration expenditures	1,820,000	1,403,000
Valuation allowance	(4,973,000)	(3,770,000)

	$-	$-

12.	Subsequent Events

(a) The Company received a notice of termination of mining lease for Sulliven Lease due to non-payment of $12,000 minimum annual royalty due January 1, 2012.

(b) On January 20, 2012, the Company negotiated a reduction in the outstanding payables to a major contractor from $472,000 to $150,000.

(c) Subsequent to year end, 300,000 options at an exercise price of $0.31 that expire on July 2, 2012 were cancelled.

(d) Subsequent to year end, the South West Interest and the Bethany Interest leases terminated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information required to be set forth in the Company’s periodic reports.

Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, the Company’s management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls. No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to BE’s directors, nominating committee and audit committee will be contained in the Company’s Definitive Proxy Statement for its 2012 Annual Meeting of Shareholders, expected to be filed with the SEC on or before April 30, 2012 (the “2012 Proxy Statement”), under the captions “Election of Directors,” and is incorporated herein by reference. All other information required by this item will be contained in the 2012 Proxy Statement under the captions “Legal Proceedings,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Business Conduct and Ethics,” “Nominations for Board” and “Audit Committee,” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation will be contained in the 2012 Proxy Statement under the caption “Compensation of Directors and Executive Officers,” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning stock ownership by directors, executive officers and greater than five percent beneficial owners will be contained in the 2012 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding transactions with management and director independence will be contained in the 2012 Proxy Statement under the captions “Certain Related Party Transactions,” “Directors and Executive Officers” and “Board Committees, Meetings and Corporate Governance,” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services and pre-approval policies will be contained in the 2012 Proxy Statement under the captions “Audit Committee” and “Principal Accountant Fees,” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following Exhibits are filed or incorporated by reference as part of this registration statement:

Item No.	Description
3.1

Articles of Incorporation of the Company as filed with the Colorado Secretary of State on August 8, 2007 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 3.1, File No. 333-160431).

3.1.1

Articles of Amendment to the Articles of Incorporation as filed with the Colorado Secretary of State on August 27, 2007 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 3.1.1, File No. 333-160431).

3.1.2

Articles of Amendment to the Articles of Incorporation as filed with the Colorado Secretary of State on July 3, 2008 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 3.1.2, File No. 333-160431).

3.2	Bylaws of the Company dated August 27, 2007 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 3.2, File No. 333-160431).
4	Specimen stock certificate (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 4, File No. 333-160431).

10.1

Agreement of Purchase and Sale between the Company and Great Western Exploration, LLC dated October 1, 2007 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.1, File No. 333-160431).

10.2

NPR Royalty Agreement between the Company and Great Western Exploration, LLC dated October 1, 2007 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.2, File No. 333-160431).

10.3

NPR Royalty Agreement between the Company and South West Exploration, LLC dated October 1, 2007 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.3, File No. 333-160431).

10.4

NPR Royalty Agreement between the Company and Bethany Resources, LLC dated October 1, 2007. (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.4, File No. 333-160431).

10.5

NPR Royalty Agreement between the Company and Stewart Jackson dated October 1, 2007 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.5, File No. 333-160431).

10.6

Gross Royalty Agreement between the Company and David Tognoni dated October 1, 2007 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.6, File No. 333-160431).

10.7

Form of Escrow Agreement between the Company, the Transfer Agent and Registrar and certain shareholders (incorporated by reference from the Company’s registration statement on Form S-1/A filed on August 12, 2009, Exhibit 10.9, File No. 333-160431).

10.8

Sullivan Lease between David Tognoni and Kenneth Alan Sullivan and Cherrill L. Sullivan dated January 2, 2004 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.10, File No. 333-160431).

10.9

Assignment of Sullivan Lease between David Q. Tognoni and Great Western Exploration, LLC dated February 3, 2004 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.11, File No. 333-160431).

10.10

Assignment of Sullivan Lease between the Company and Great Western Exploration, LLC dated October 1, 2007 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.12, File No. 333-160431).

10.11

Amendment of Sullivan Lease between the Company and Kenneth Alan Sullivan and Cherrill L. Sullivan dated April 9, 2008 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.13, File No. 333-160431).

10.12

State of New Mexico Lease Number HG 0059 between New Mexico State Land Office and Great Western Exploration, LLC dated January 3, 2005 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.14, File No. 333-160431).

10.13

Assignment of General Mining Lease New Mexico Lease Number HG 0059 between the Company and Great Western Exploration, LLC dated September 4, 2007 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.15, File No. 333- 160431).

10.14

State of New Mexico Lease Number HG 0060 between New Mexico State Land Office and Great Western Exploration, LLC dated January 3, 2005 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.16, File No. 333-160431).

10.15

Assignment of General Mining Lease New Mexico Lease Number HG 0060 between the Company and Great Western Exploration, LLC dated September 4, 2007 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.17, File No. 333- 160431).

10.16

State of New Mexico Lease Number HG 0061 between New Mexico State Land Office and Great Western Exploration, LLC dated January 3, 2005 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.18, File No. 333-160431).

10.17

Assignment of General Mining Lease New Mexico Lease Number HG 0061 between the Company and Great Western Exploration, LLC dated September 4, 2007 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.19, File No. 333- 160431).

10.18	BE Resources Inc. Stock Option Plan (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.20, File No. 333-160431).

10.19	Form of Stock Option Agreement (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.21, File No. 333-160431).
10.20

First Amendment to NPR Royalty Agreement between the Company and South West Exploration, LLC, dated May 27, 2009 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.22, File No. 333-160431).

10.21

First Amendment to NPR Royalty Agreement between the Company and Bethany Resources, LLC, dated May 27, 2009 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.23, File No. 333-160431).

10.22

First Amendment to NPR Royalty Agreement between the Company and Great Western Exploration, LLC, dated May 27, 2009 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.24, File No. 333-160431).

10.23

First Amendment to NPR Royalty Agreement between the Company and Stewart Jackson, dated May 30, 2009 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.25, File No. 333-160431).

10.24

Amended and Restated Employment Agreement between the Company and David Q. Tognoni effective January 1, 2011 (incorporated by reference from the Company’s annual report on Form 10-K filed on March 31, 2011, Exhibit 10.23, File No. 000-53811).

*10.25	Amendment and Restatement of Stock Option Plan
10.26	Form of Subscription Agreement (incorporated by reference to the Company’s current report on Form 8- K filed on September 12, 2011, Exhibit 10.1, File No. 000-53811).
10.27	Form of Warrant Certificate (incorporated by reference to the Company’s current report on Form 8-K filed on September 12, 2011, Exhibit 10.2, File No. 000-53811).
*10.28	Form of Stock Option Agreement.
*10.29	Employment Arrangement with Mr. Jon Pereira
*10.30	Consulting Arrangement with Mr. Carmelo Marrelli
14

Code of Business Conduct and Ethics (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2009 filed on March 31, 2010, Exhibit 14, File No. 000- 53811).

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jon Pereira
*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carmelo Marrelli
*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jon Pereira and Carmelo Marrelli
*101

The following financial information from this Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Balance Sheets as of December 31, 2011 and 2010, (ii) the Statements of Operations for the years ended December 31, 2011 and 2010, (iii) the Statements of Shareholders’ Equity (Deficiency) for the years ended December 31, 2011 and 2010, (iv) the Statements of Cash Flows for the years ended December 31, 2011 and 2010, and (v) the Notes to the Financial Statements.

* Filed with this report

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BE RESOURCES INC.

/s/ Jon Pereira
Dated: March 27, 2012	Jon Pereira
President and Chief Executive Officer

     Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Jon Pereira	President, Chief Executive Officer, and Director	March 27, 2012
Jon Pereira	(Principal Executive Officer)

Chief Financial Officer
/s/ Carmelo Marrelli	(Principal Financial and Accounting Officer)	March 27, 2012
Carmelo Marrelli

/s/ Edward Godin	Chairman of the Board of Directors	March 27, 2012
Edward Godin

	Director	March __, 2012
Robert Lufkin

	Director	March __, 2012
David Q. Tognoni

/s/ Mani Verma	Director	March 27, 2012
Mani Verma

Exhibit Index

Item No.	Description
3.1

Articles of Incorporation of the Company as filed with the Colorado Secretary of State on August 8, 2007 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 3.1, File No. 333-160431).

3.1.1

Articles of Amendment to the Articles of Incorporation as filed with the Colorado Secretary of State on August 27, 2007 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 3.1.1, File No. 333-160431).

3.1.2

Articles of Amendment to the Articles of Incorporation as filed with the Colorado Secretary of State on July 3, 2008 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 3.1.2, File No. 333-160431).

3.2	Bylaws of the Company dated August 27, 2007 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 3.2, File No. 333-160431).
4	Specimen stock certificate (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 4, File No. 333-160431).
10.1

Agreement of Purchase and Sale between the Company and Great Western Exploration, LLC dated October 1, 2007 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.1, File No. 333-160431).

10.2

NPR Royalty Agreement between the Company and Great Western Exploration, LLC dated October 1, 2007 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.2, File No. 333-160431).

10.3

NPR Royalty Agreement between the Company and South West Exploration, LLC dated October 1, 2007 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.3, File No. 333-160431).

10.4

NPR Royalty Agreement between the Company and Bethany Resources, LLC dated October 1, 2007. (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.4, File No. 333-160431).

10.5

NPR Royalty Agreement between the Company and Stewart Jackson dated October 1, 2007 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.5, File No. 333-160431).

10.6

Gross Royalty Agreement between the Company and David Tognoni dated October 1, 2007 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.6, File No. 333-160431).

10.7

Form of Escrow Agreement between the Company, the Transfer Agent and Registrar and certain shareholders (incorporated by reference from the Company’s registration statement on Form S-1/A filed on August 12, 2009, Exhibit 10.9, File No. 333-160431).

10.8

Sullivan Lease between David Tognoni and Kenneth Alan Sullivan and Cherrill L. Sullivan dated January 2, 2004 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.10, File No. 333-160431).

10.9

Assignment of Sullivan Lease between David Q. Tognoni and Great Western Exploration, LLC dated February 3, 2004 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.11, File No. 333-160431).

10.10

Assignment of Sullivan Lease between the Company and Great Western Exploration, LLC dated October 1, 2007 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.12, File No. 333-160431).

10.11

Amendment of Sullivan Lease between the Company and Kenneth Alan Sullivan and Cherrill L. Sullivan dated April 9, 2008 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.13, File No. 333-160431).

10.12

State of New Mexico Lease Number HG 0059 between New Mexico State Land Office and Great Western Exploration, LLC dated January 3, 2005 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.14, File No. 333-160431).

10.13

Assignment of General Mining Lease New Mexico Lease Number HG 0059 between the Company and Great Western Exploration, LLC dated September 4, 2007 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.15, File No. 333- 160431).

10.14

State of New Mexico Lease Number HG 0060 between New Mexico State Land Office and Great Western Exploration, LLC dated January 3, 2005 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.16, File No. 333-160431).

10.15

Assignment of General Mining Lease New Mexico Lease Number HG 0060 between the Company and Great Western Exploration, LLC dated September 4, 2007 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.17, File No. 333- 160431).

10.16

State of New Mexico Lease Number HG 0061 between New Mexico State Land Office and Great Western Exploration, LLC dated January 3, 2005 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.18, File No. 333-160431).

10.17

Assignment of General Mining Lease New Mexico Lease Number HG 0061 between the Company and Great Western Exploration, LLC dated September 4, 2007 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.19, File No. 333- 160431).

10.18	BE Resources Inc. Stock Option Plan (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.20, File No. 333-160431).
10.19	Form of Stock Option Agreement (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.21, File No. 333-160431).
10.20

First Amendment to NPR Royalty Agreement between the Company and South West Exploration, LLC, dated May 27, 2009 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.22, File No. 333-160431).

10.21

First Amendment to NPR Royalty Agreement between the Company and Bethany Resources, LLC, dated May 27, 2009 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.23, File No. 333-160431).

10.22

First Amendment to NPR Royalty Agreement between the Company and Great Western Exploration, LLC, dated May 27, 2009 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.24, File No. 333-160431).

10.23

First Amendment to NPR Royalty Agreement between the Company and Stewart Jackson, dated May 30, 2009 (incorporated by reference from the Company’s registration statement on Form S-1 filed on July 2, 2009, Exhibit 10.25, File No. 333-160431).

10.24

Amended and Restated Employment Agreement between the Company and David Q. Tognoni effective January 1, 2011 (incorporated by reference from the Company’s annual report on Form 10-K filed on March 31, 2011, Exhibit 10.23, File No. 000-53811).

*10.25	Amendment and Restatement of Stock Option Plan
10.26	Form of Subscription Agreement (incorporated by reference to the Company’s current report on Form 8- K filed on September 12, 2011, Exhibit 10.1, File No. 000-53811).
10.27	Form of Warrant Certificate (incorporated by reference to the Company’s current report on Form 8-K filed on September 12, 2011, Exhibit 10.2, File No. 000-53811).
*10.28	Form of Stock Option Agreement.
*10.29	Employment Arrangement with Mr. Jon Pereira
*10.30	Consulting Arrangement with Mr. Carmelo Marrelli
14

Code of Business Conduct and Ethics (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2009 filed on March 31, 2010, Exhibit 14, File No. 000- 53811).

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jon Pereira
*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carmelo Marrelli
*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jon Pereira and Carmelo Marrelli
*101

The following financial information from this Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Balance Sheets as of December 31, 2011 and 2010, (ii) the Statements of Operations for the years ended December 31, 2011 and 2010, (iii) the Statements of Shareholders’ Equity (Deficiency) for the years ended December 31, 2011 and 2010, (iv) the Statements of Cash Flows for the years ended December 31, 2011 and 2010, and (v) the Notes to the Financial Statements.

* Filed with this report