Form 10-K/A
period 2011-12-31
BE Resources Inc.
filed 2012-04-27
CIK 1438884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Yes [X]          No [  ]

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

Yes [  ]          No [X]

As of June 30, 2011, the last business day of the registrant’s second fiscal quarter, the aggregate market value of the registrant’s common equity held by non-affiliates was $4,369,666 based on the closing price of Cdn$0.11 per share as reported on the TSX Venture Exchange and the Bank of Canada noon rate of exchange reported on June 30, 2011, which was Cdn$0.9643 = U.S.$1.00. As of April 23, 2012, there were 61,909,500 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of BE Resources Inc. (referred to as the “Company,” “we,” “us,” or “our”) for the year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2012 (the “Original 10-K”) is being filed solely for the purpose of including the information required by Part III of Form 10-K. Such information was previously expected to be incorporated by reference to the Company’s definitive proxy statement for the 2012 Annual Meeting of Shareholders. As the Company no longer anticipates filing its definitive proxy statement within 120 days of its fiscal year ended December 31, 2011, Part III, Items 10-14, of the Company’s Original 10-K are hereby amended and restated in their entirety.

As required by Rule 12b-15, in connection with this Form 10-K/A, the Company’s Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications dated April 27, 2012.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original 10-K was filed.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table reflects our directors and executive officers as of the date of this Form 10-K/A:

			Board
			Position
Name	Age	Positions With the Company	Held Since
Jon Pereira	50	President, Chief Executive Officer and Director	2011
Carmelo Marrelli	40	Chief Financial Officer	N/A
Edward Godin	69	Chairman of the Board and Director	2007
Robert Lufkin	59	Director	2007
David Tognoni	60	Director	2007
Mani Verma	70	Director	2011

Members of our Board of Directors serve until the next annual meeting of shareholders and until their successors are elected and qualified or until they resign or are removed.

The following information summarizes the business experience of our directors and officers for at least the last five years.

Directors

Jon Pereira. Mr. Pereira has been our President, Chief Executive Officer and a director of our company since August of 2011. He has also served as Vice President-Operations for DDI Toronto Corp., a printed circuit board manufacturer, since May 1, 2001. He is a current director for James Bay Resources Limited and a former director of Active Control Technology Inc.. Our Board of Directors believes that Mr. Pereira’s operations, financial and business experience give him the qualifications and skills necessary to serve as a director of our company.

Edward Godin. Mr. Godin has been the Chairman of our Board of Directors since July 2, 2008 and a director of our company since its inception. He is the founder and, since 1987, has been the President and Chief Executive Officer of Continental Precious Minerals Inc., a corporation engaged in the exploration and development of mineral properties. The common shares of Continental Precious Minerals Inc. are listed on the Toronto Stock Exchange. Our Board of Directors believes that Mr. Godin’s financial and business experience, including his experience in managing and directing a publicly-traded natural resource-based company, gives him the qualifications and skills necessary to serve as a director of our company.

Robert Lufkin. Since 1997, Mr. Lufkin has been an Associate with Langdon Wilson Architecture Planning Interiors, an architectural firm based in Phoenix, Arizona. He is a construction contract administrator certified by the Construction Specifications Institute in the State of Arizona. He has 36 years of experience in the construction industry with a background in project management and field supervision. Mr. Lufkin also currently manages two privately-held mineral exploration companies including South West Exploration, LLC, which he has managed since 2004 and Bethany Resources, LLC which he has managed since 2007. These two companies previously held interests in certain of our properties but are presently dormant. He is also a veteran of the United States Marine Corps and attended Arizona State University, College of Construction Engineering. Mr. Lufkin was appointed a director of our company on December 7, 2007. Our Board of Directors believes that Mr. Lufkin’s financial and business experience, including a background of managing natural resource-based companies, give him the qualifications and skills necessary to serve as a director of our company.

David Tognoni. Mr. Tognoni has served as a director of our company since our inception in August 2007. From August 2007 to August 2011, Mr. Tognoni served as President, Chief Executive Officer and Secretary of our company. From August 2011 to November 2011, Mr. Tognoni served as our Chief Operating Officer. From 2003 to July 2007, he served as a Manager of Great Western Exploration, LLC, a Colorado limited liability company involved in mineral exploration (“GWE”) and the prior owner of certain of our properties. On October 1, 2007, we acquired a 100% interest in certain mineral leases and mineral claims in the State of New Mexico covering an area of approximately 20,000 acres from GWE. We refer to the properties acquired from GWE as the Acquired Property.

Mr. Tognoni holds a B.S. Engineering degree from the Arizona State University. He has also completed post-graduate studies in geology, aeronautics and meteorology at the Arizona State University, ore reserve estimation at the Colorado School of Mines and mining engineering & finance at the University of Arizona. He is a registered professional geological engineer in the States of Wyoming, Arizona and New Mexico. Our Board of Directors believes that Mr. Tognoni’s training and business experience, including his geological and related experience, gives him the qualifications and skills necessary to serve as a director of our company.

Mani Verma. Mr. Verma has been the Chief Executive Officer and a director of Mag Copper Limited, a CNSX listed company in Toronto, Ontario since May 2011. Prior to that, Mr. Verma was an independent consultant to the minerals industry for over ten years. Mr. Verma was also the President and a director of AMT International, a TSX-V listed company. He was also a founding member of Micon International Limited, a premier mining consulting company. He has over 35 years of experience as a mining engineer, working with both mining companies and major consulting firms. Mr. Verma was appointed a director of our company on October 13, 2011. Our Board of Directors believes that Mr. Verma’s extensive experience as a mining engineer gives him the qualifications and skills necessary to serve as a director of our company.

Our Executive Officers

In addition to Mr. Pereira, we have the following executive officer as of the date of this Form 10-K/A:

Carmelo Marrelli. Mr. Marrelli has been our Chief Financial Officer since November 2007, a position that requires a minor portion of his time. He has been a principal of Marrelli Support Services Inc. in Toronto, Ontario since February 2009. Marrelli Support Services is a bookkeeping firm which provides accounting and bookkeeping services to both private and publicly-traded companies. From 2004 to January 2009, Mr. Marrelli was a partner with Marrelli & Drake Corporate Services in Toronto, Ontario, a firm which provided administrative services to public companies in Canada. Mr. Marrelli holds a Bachelor of Commerce degree from the University of Toronto, and is qualified as a Chartered Accountant and as a Certified General Accountant in Canada. Mr. Marrelli has been a director of Odyssey Resources Limited, the securities of which are listed on the TSX Venture Exchange, since February 2008. He is also a director of Focused Capital II Corp., a capital pool company.

Our officers serve at the pleasure of the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the U.S. Securities Exchange Act of 1934, as amended (the “1934 Act”), requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the SEC an initial report of ownership and reports of changes in ownership of our common stock and other equity securities. Executive officers, directors and beneficial owners of greater than ten percent of our common stock are required by regulations of the SEC to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely upon a review of the copies of such reports furnished to us, all filing requirements under Section 16(a) applicable to our officers, directors and beneficial owners of more than ten percent of our common stock were satisfied in a timely manner except for one late Form 3 filed by Daryl Nelson.

CODE OF BUSINESS CONDUCT AND ETHICS

On July 2, 2008, our Board of Directors adopted a Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is applicable to all directors, officers and employees and sets forth our policies and procedures with respect to minimum moral and ethical standards in the conduct of our business. Some examples of conduct addressed in our ethics code include conflict of interest situations, fair dealing with others, confidentiality and compliance with laws and regulations. A current copy of the Code of Business Conduct and Ethics is available on our website at www.beresources.ca under “About BE Resources/Code of Business Conduct and Ethics.”

CORPORATE GOVERNANCE

Our Board of Directors maintains a standing Audit Committee. Our Audit Committee is comprised of the entire Board of Directors. The Board has determined that Mr. Godin qualifies as an audit committee financial expert.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the total compensation paid during the last two fiscal years to our named executive officers, which includes the individuals who served as our principal executive officer during portions of 2011. No other executive officer received total compensation in excess of $100,000 during 2011.

Summary Compensation Table for 2011

Name and Principal Position	Year	Salary ($)	Option Awards(1) ($)	All Other Compensation ($)	Total ($)
Jon Pereira, President and Chief Executive Officer(2)	2011	--	364,500	--	364,500
David Tognoni, Former President, Chief Executive Officer and Secretary, Former Chief Operating Officer(3)	2011	33,000	24,300	165,000(4)	222,300
	2010	36,000	73,500	226,000(4)	335,500

(1)

Reflects the aggregate grant date fair value of options awarded during 2011, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. Please see Note 7 to the audited financial statements filed with the annual report on form 10-K for the year ended December 31, 2011 for a description of certain assumptions made in connection with the valuation of these option awards.

(2)	Mr. Pereira was appointed as our President and Chief Executive Officer on August 24, 2011.
(3)

Mr. Tognoni resigned as President, Chief Executive Officer and Secretary on August 24, 2011 and was appointed as our Chief Operating Officer on such date. He resigned as Chief Operating Officer on November 4, 2011.

(4)

These amounts represent the expense allowance paid to Mr. Tognoni to cover the cost of office space used by Mr. Tognoni and any associated overhead costs. As part of his compensation, Mr. Tognoni had been granted a 1% gross profits royalty interest in the New Mexico property and an area of interest. To date, we have not generated any revenue from the property. See discussion below.

We entered into an employment agreement with Mr. Tognoni in 2007 which expired in December 2010. In January 2011, we entered into an Amended and Restated Employment Agreement with Mr. Tognoni (the “Amended Agreement”) which had extended until December 31, 2011, however, the Amended Agreement was terminated in connection with Mr. Tognoni’s resignation as Chief Operating Officer on November 4, 2011. Under the terms of the Amended Agreement, we were permitted to terminate Mr. Tognoni’s employment without cause upon 30 days’ notice and for cause without notice at any time. Mr. Tognoni was permitted to terminate his employment with us for any reason upon 30 days’ notice.

Under the Amended Agreement, Mr. Tognoni received base salary at the rate of $36,000 per year until his resignation. We also paid Mr. Tognoni an office allowance in the amount of $15,000 per month to cover office space, telephone, fax, supplies, equipment rental, secretarial and other administrative support until August 31, 2011. We have accrued amounts to cover this office allowance from September 1, 2011 to November 4, 2011. In the event we terminated him without cause or he resigned for good reason, we would have been obligated to pay Mr. Tognoni an amount equal to one year of base salary at the then prevailing rate, payable in 12 monthly installments. Mr. Tognoni was not deemed to have resigned for good reason under the Amended Agreement.

As part of Mr. Tognoni’s compensation, Mr. Tognoni was also granted a 1% gross profits royalty interest in the New Mexico property and a three mile area of interest from the outside boundary of each lease and claim comprising the New Mexico property. Gross profits under the agreement are determined by subtracting marketing costs, distribution costs, taxes and royalty payments (excluding the 10% net profit royalty interest granted to Great Western Exploration, LLC, a Colorado limited liability company involved in mineral exploration (“GWE”), which is the prior owner of the New Mexico property, and other parties) from any revenue generated from our ownership interest in this property. To date, we have not generated any revenue from the property. The 1% gross profits royalty interest is calculated and payable to Mr. Tognoni on a quarterly basis. We have the right at any time to purchase up to one-half or some lesser fraction of the gross profits royalty at the fair market value thereof and also have a right of first refusal to acquire the gross profits royalty.

Mr. Tognoni has agreed to keep all trade secrets and confidential information confidential, even after the Amended Agreement’s termination. Mr. Tognoni has also signed non-competition and non-solicitation covenants with us, valid for a period of one year after the termination of the Amended Agreement, irrespective of the circumstances surrounding such termination.

Mr. Pereira does not have a written employment agreement and was not paid a salary prior to February 2012. He was only reimbursed for out of pocket expenses. As of February 23, 2012, Mr. Pereira began being paid a monthly salary of Cdn$10,000, of which Cdn$5,000 is paid to Mr. Pereira and the balance of which is accruing until such time as the Board of Directors determines that the Company is sufficiently stable to be able to pay the accrual.

Outstanding Equity Awards At 2011 Fiscal Year-End

The outstanding equity awards for the named executive officers as of December 31, 2011 are as follows:

	Option Awards
			Equity
			Incentive
			Plan
			Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised			Option
	Options	Options	Unearned	Option		Expiration
Name	Exercisable	Unexercisable	Options	Exercise Price		Date
	(#)	(#)	(#)	($)
Jon Pereira	1,500,000	—	—	US$0.23		09/09/16
David Tognoni	100,000			US$0.23		09/09/16
	800,000	—	—	Cdn$0.25	(1)	12/07/2012
	300,000			Cdn$0.31	(1)	07/02/2015

_____________________
(1) The option exercise price set forth in these option grants is denominated in Canadian dollars rather than United States dollars. The exercise price would be equal to US$0.25 for options priced at Cdn$0.25 and US$0.31 for options priced at Cdn$0.31 based upon the noon buying rate of the Bank of Canada as of April 23, 2012, equal to Cdn$1.00 = US$1.0064.

Director Compensation for 2011

Each director who is not an officer is entitled to receive $1,000 per Board meeting attended by the director. However, given our limited financial resources during 2011, the directors elected to forego the $1,000 payments for Board meetings during that year. Directors are also reimbursed for reasonable and necessary expenses incurred in their capacities as such. In addition, directors are eligible for stock option grants.

The table below summarizes the compensation of our four directors serving during 2011 who were not also officers for the fiscal year ended December 31, 2011:

	Option
	Awards	Total
Name(1)	($)(2)	($)
Edward Godin	24,300	24,300
Robert Lufkin	24,300	24,300
Michael Swedak(3)	--	--
Mani Verma(4)	--	--

(1)	The compensation for Messrs. Pereira and Tognoni, who served as directors during 2011, are reflected in the Summary Compensation Table on page 4 of this Form 10-K/A.
(2)

Reflects the aggregate grant date fair value of options awarded during 2011, computed in accordance with FASB ASC Topic 718. Please see Note 7 to the audited financial statements filed with the annual report on form 10-K for the year ended December 31, 2011 for a description of certain assumptions made in connection with the valuation of these option awards. As of December 31, 2011, each non-employee director had the following number of options outstanding: Godin: 1,100,000; Lufkin: 600,000; Swedak: nil; and Verma: nil.

(3)	Mr. Swedak was appointed to the Board of Directors on August 24, 2011 and resigned therefrom on October 14, 2011.
(4)	Mr. Verma was appointed to the Board of Directors on October 13, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 23, 2012, there were a total of 61,909,500 shares of our common stock issued and outstanding, our only class of voting securities currently outstanding.

The following table describes the beneficial ownership of our voting securities as of April 23, 2012 by: (i) each of our named executive officers and directors; (ii) all of our executive officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock. Unless otherwise indicated, the address of each of the individuals is c/o BE Resources Inc., 360 Bay Street, Suite 500, Toronto, Ontario M5H 2V6. All ownership is direct, unless otherwise stated.

	Shares Beneficially Owned
Name and Address of Beneficial Owners	Number		Percentage(%) (1)
Jon Pereira	1,500,000	(2)	2.4%
Edward Godin	2,600,000	(3)	4.1%
Robert Lufkin	754,000	(4)	1.2%
David Tognoni	2,271,000	(5)	3.6%
Mani Verma	32,000	(6)	*
GWE 1204 West Ash Street, Suite I Windsor, CO 80550	9,400,000	(7)	15.2%
Robert Valois 2008 Meander Road Windsor, CO 80526	9,400,000	(8)	15.2%
Ronald E. Walling 1204 W. Ash Street, Suite A Windsor, CO 80550	9,400,000	(8)	15.2%
All officers and directors as a group (6 individuals)	7,548,666	(2)(3)(4)(5)(9)	11.3%

______________________
* Less than 1%.

(1)	Calculated in accordance with Rule 13d-3 under the 1934 Act.
(2)	Includes options to purchase 1,500,000 shares, which are currently exercisable.
(3)

Includes options to purchase 1,100,000 shares, which are currently exercisable. Also includes 500,000 shares owned by Ekwan-X, Inc., of which Mr. Godin is the Chief Executive Officer and sole director.

(4)	Includes options to purchase 600,000 shares which are currently exercisable.
(5)	Includes options to purchase 1,300,000 shares which are currently exercisable. Also includes 70,000 shares owned by the reporting person’s spouse, of which he disclaims beneficial ownership.
(6)	Includes 9,000 shares owned by the reporting person's spouse, of which he disclaims beneficial ownership.
(7)	Based on our company’s records.
(8)

According Daryl Nelson, former manager of GWE, on March 24, 2012, Messrs. Valois and Walling were elected as the two managers of GWE and, therefore, may be deemed to beneficially hold the 9,400,000 shares of our common stock held by GWE.

(9)

Includes options to purchase 300,000 shares held by Carmelo Marrelli, which are currently exercisable. Also includes 15,000 shares which are owned by M.A.R.I.A.N.O.E.L. Holdings Limited, of which Mr. Marrelli’s spouse is the president and record holder, 24,198 shares owned by Mr. Marrelli’s spouse and 11,635 shares owned by Salma and Noah Holdings (Barbados) Limited, which entity Mr. Marrelli controls.

Changes in Control

We know of no arrangement or events, including the pledge by any person of our securities, which may result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATED PARTY TRANSACTIONS

Procedures and Policies. We consider “related party transactions” to be transactions between our company and (i) a director, officer, director nominee or beneficial owner of greater than five percent of our stock; (ii) the spouse, parents, children, siblings or in-laws of any person named in (i); or (iii) an entity in which one of our directors or officers is also a director or officer or has a material financial interest.

The Audit Committee is vested with the responsibility of evaluating and approving any potential related party transaction, unless a special committee consisting solely of disinterested and independent directors is appointed by the Board of Directors. The policies and procedures for related party transactions are set forth in our Audit Committee Charter and Code of Business Conduct and Ethics.

Since January 1, 2011, we incurred fees for accounting services rendered of $42,272 charged by a corporation controlled by our Chief Financial Officer, Carmelo Marrelli, and consulting fees of $32,000 charged by Mr. Marrelli for his services as Chief Financial Officer. In addition, since January 1, 2011, we incurred fees for corporate secretarial services rendered of $18,908 charged by a corporation of which Mr. Marrelli is also an officer.

DIRECTOR INDEPENDENCE

Edward Godin, Robert Lufkin and Mani Verma are “independent directors” within the meaning of Rule 5605(a)(2) of the Listing Rules of the Nasdaq Stock Market, LLC (“Listing Rules”). Michael Swedak, who served as a director from August 2011 to October 2011, was also an independent director. Mr. Pereira is an executive officer of our company, and therefore is not an independent director within the meaning of the Listing Rules. Likewise, Mr. Tognoni served as an executive officer of our company during 2011 and, therefore, is not an independent director within the meaning of the Listing Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees. The following table sets forth fees billed or to be billed by our independent registered public accounting firm for 2011, De Joya Griffith & Company, LLC, and by our independent registered public accounting firm for 2010, McGovern, Hurley, Cunningham, LLP:

	2011	2010
Audit Fees	$44,750	$89,500
Audit Related Fees	-	-
Tax Fees	-	4,000
All Other Fees	-	-
Total Fees	$44,750	$93,500

“Audit Fees” are the aggregate fees billed for the audit of the our annual financial statements, reviews of prospectus disclosures and interim financial statements, attestation services that are provided in connection with statutory and regulatory filings or engagements, assistance in responding to comment letters from securities regulatory bodies and consultations with our management as to accounting treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standards or interpretation by the securities regulatory authorities, accounting standard setting bodies or other regulatory or standard setting bodies.

“Tax Fees” are fees for professional services rendered for tax compliance and tax advice on actual or contemplated transactions.

It is the policy of the Audit Committee to engage the independent registered public accounting firm selected to conduct the financial audit for our company and to confirm, prior to such engagement, that such independent registered public accounting firm is independent of the company. Also in keeping with its policy, all services of the independent registered public accounting firm reflected above were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following Exhibits are filed as a part of this Amendment No. 1 to Annual Report on Form 10-K:

Item No.	Description
*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jon Pereira
*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carmelo Marrelli
*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jon Pereira and Carmelo Marrelli

* Filed with this report

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BE RESOURCES INC.

/s/ Jon Pereira
Dated: April 27, 2012	Jon Pereira
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Jon Pereira	President, Chief Executive Officer, and Director	April 27, 2012
Jon Pereira	(Principal Executive Officer)

/s/ Carmelo Marrelli	Chief Financial Officer	April 27, 2012
Carmelo Marrelli	(Principal Financial and Accounting Officer)

/s/ Edward Godin	Chairman of the Board of Directors	April 27, 2012
Edward Godin

Director
Robert Lufkin

Director
David Q. Tognoni

/s/ Mani Verma	Director	April 27, 2012
Mani Verma

Exhibit Index

Item No.	Description
*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jon Pereira
*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carmelo Marrelli
*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jon Pereira and Carmelo Marrelli

* Filed with this report