Form 10-Q
period 2012-03-31
BE Resources Inc.
filed 2012-05-14
CIK 1438884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____to _______

Commission File Number: 000-53811

BE RESOURCES INC.
(Exact Name of Registrant as Specified in its Charter)

Colorado	42-1737182
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

360 Bay Street, Suite 500, Toronto, Ontario, M5H 2V6
(Address of Principal Executive Offices) (Zip Code)

(416) 361 - 0737
(Registrant’s telephone number including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

Number of shares of common stock outstanding at May 14, 2012: 60,045,750

BE Resources Inc.
Index

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Balance Sheets
Presented in US Dollars

	March 31,	December 31,
	2012	2011
	(Unaudited)

Assets
Current assets
Cash	$641,536	$919,418
Prepaid expenses, deposits and other receivables	16,629	17,203
Prepaid expenses, deposits and other receivables - related party (note 6)	-	52,693

Total current assets	658,165	989,314
Reclamation bonds (note 3)	117,913	117,913

Total assets	$776,078	$1,107,227

Liabilities
Current liabilities
Accounts payable	$111,718	$535,820
Accounts payable - related party (note 6)	28,609	16,147
Accrued liabilities	213,992	209,058

Total current liabilities	354,319	761,025
Asset retirement obligation (note 3)	12,506	12,506

Total liabilities	366,825	773,531

Commitments and contingencies (note 4)
Stockholders’ equity
Preferred stock, no par value, 10,000,000 authorized, none issued or outstanding	-	-
Common stock, no par value, 250,000,000 authorized, 60,045,750 issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	14,802,979	14,802,979
Additional paid-in capital	1,246,913	1,246,913
Deficit accumulated during the exploration stage	(15,640,639)	(15,716,196)

Total stockholders’ equity	409,253	333,696

Total liabilities and stockholders’ equity	$776,078	$1,107,227

The accompanying notes are an integral part of these financial statements.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Statements of Operations
Presented in US Dollars
(Unaudited)

			Cumulative
			from Inception
	For the Three Months		(February 3, 2004)
	Ended March 31,		to March 31,
	2012	2011	2012

Operating expenses
Management and consulting fees (note 6)	$12,099	$98,624	$1,710,362
Drilling	-	620,381	2,331,706
Geological consulting fees	23,363	519,063	3,515,570
Office and general	8,265	8,239	562,814
Professional fees	144,295	39,241	1,592,522
Professional fees - related party (note 6)	9,604	14,806	212,740
Foreign exchange (gain) loss	(30,154)	(46,822)	385,625
Change in fair value of warrant liability	-	-	1,866,293
Stock-based compensation	-	118,578	1,508,809
Fees, licenses and permits	2,787	118,638	845,369
Transfer agent and filing fees	16,423	67,212	400,798
Lease expense	-	-	84,566
Interest and accretion expense	-	-	5,475
Gain on disposition of equipment	-	-	(602)
Traveling	8,412	14,291	204,554
Amortization of equipment	-	-	9,387
Financing costs	-	-	571,335
Impairment on mineral rights	-	-	110,400
Gain on debt settlement (note 4)	(323,344)	-	(323,344)
Bad debt expense	52,693	-	52,693

	(75,557)	1,572,251	15,647,072
Less: Other income (expense)
Dividend income	-	-	6,433

Net income (loss) for the period	$75,557	$(1,572,251)	$(15,640,639)

Net income (loss) per share - basic	$0.00	$(0.03)

Weighted average number of shares outstanding - basic	60,045,750	50,045,750

The accompanying notes are an integral part of these financial statements.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Statements of Cash Flows
Presented in US Dollars
(Unaudited)

			Cumulative
			from Inception
	For the Three Months		(February 3, 2004)
	Ended March 31,		to March 31,
	2012	2011	2012

Cash flow from operating activities
Net income (loss) for the period	$75,557	$(1,572,251)	$(15,640,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	118,578	1,508,809
Change in warrant liability	-	-	1,866,293
Foreign exchange loss	-	-	190,618
Common shares issued for services	-	-	60,102
Common shares issued for interest in exploration property	-	-	11,000
Gain on disposition of equipment	-	-	(602)
Accretion of asset retirement obligation	-	-	3,111
Amortization of equipment	-	95	9,387
Write off of prior year’s deferred costs	-	-	115,684
Increase in asset retirement obligation	-	-	9,395
Impairment on mineral rights	-	-	110,400
Gain on debt settlement	(323,344)	-	(323,344)
Bad debt expense	52,693	-	52,693
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses, deposits and other receivables	574	11,266	(69,320)
Increase in reclamation bonds	-	(25,863)	(117,913)
(Decrease) increase in accounts payable and accrued liabilities	(83,362)	(161,134)	609,361

Net cash used in operating activities	(277,882)	(1,629,309)	(11,604,965)

Cash flow from investing activities
Purchase of mineral rights	-	-	(110,400)
Purchase of equipment	-	-	(14,535)
Proceeds from sale of equipment	-	-	5,750

Net cash used in investing activities	$-	$-	$(119,185)

The accompanying notes are an integral part of these financial statements.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Statements of Cash Flows (Continued)
Presented in US Dollars
(Unaudited)

			Cumulative
			from Inception
	For the Three Months		(February 3, 2004)
	Ended March 31,		to March 31,
	2012	2011	2012

Cash flow from financing activities
Issuance of common shares	$-	$-	$9,371,156
Cost of issue	-	-	(366,365)
Proceeds from exercise of options	-	-	165,000
Proceeds from exercise of warrants	-	-	2,997,038
Deferred transaction costs	-	-	(87,505)
Cash provided by GWE to fund exploration operations	-	-	286,362

Net cash provided by financing activities	-	-	12,365,686

(Decrease) increase in Cash	(277,882)	(1,629,309)	641,536
Cash, beginning of period	919,418	2,897,414	-

Cash, end of period	$641,536	$1,268,105	$641,536

SUPPLEMENTARY INFORMATION
Non-cash investing and financing activities
Common shares issued for interest in mining lease	$-	$-	$11,000
Common shares issued for services	$-	$-	$60,102
Compensation warrants issued for services	$-	$11,000	$122,400
Compensation warrants issued for finders fee	$-	$-	$93,312
Net liabilities of BE Resources Inc. assumed in connection with the reverse merger transaction	$-	$-	$(30,123)
Cumulative adjustment on stock option and warrant liability	$-	$846,300	$846,300
Change in prepaid related to stock option expense	$-	$81,583	$81,583

The accompanying notes are an integral part of these financial statements.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Notes to Financial Statements
Presented in US Dollars
March 31, 2012
(unaudited)

1.	Going Concern

The accompanying condensed financial statements presented herin have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions for Securities and Exchange Commission ("SEC") Form 10-Q. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these unaudited interim financial statements should be read in conjunction with BE Resources Inc.'s ("BE" or the "Company") audited financial statements and notes thereto for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed on March 27, 2012 with the SEC. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has an accumulated deficit of $15,640,639 as at March 31, 2012 and a net income of $75,557 and negative net cash flows from operating activities of $277,882 for the three months ended March 31, 2012. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies

These interim financial statements are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as at March 31, 2012, and the results of its operations and its cash flows for the three months periods ended March 31, 2012 and 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for future quarters or the full year. Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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
March 31, 2012
(unaudited)

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

Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of CPAs (the "AICPA"), and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.

3.	Reclamation Bonds and Asset Retirement Obligation

As at March 31, 2012, the Company has four (December 31, 2011- four) reclamation bonds totalling $117,913 (December 31, 2011 - $117,913). These bonds are held with the United States Department of the Interior, Bureau of Land Management, the United States Department of Agriculture Forest Service and the New Mexico Energy, Minerals and Natural Resource Department, Mining and Minerals Division and are required before any surface disturbing activity can commence. The bonds will be released following satisfactory completion of reclamation of any disturbance resulting from operations at the site.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Notes to Financial Statements
Presented in US Dollars
March 31, 2012
(unaudited)

3.	Reclamation Bonds and Asset Retirement Obligation (Continued)

Asset retirement obligations relate to the reclamation work required to be performed in connection with drilling activities performed on the Project. Exploration expenditures relating to the Project are expensed as incurred. Changes in asset retirement obligation during the period ended March 31, 2012 are as follows:

Balance, December 31, 2011	$12,506
Accretion expense	-

Balance, March 31, 2012	$12,506

4.	Commitments and Contingencies

Environmental Consideration

The exploration for and development of resource properties involves the extraction, production and transportation of materials, which under certain conditions, can be hazardous or cause environmental pollution problems. The Company is taking action it believes appropriate to satisfy applicable federal, state and local environmental regulations and does not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or financial condition. However, due to the significant public and governmental interest in environmental matters related to those activities, the Company cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.

Disputed Payables

The Company was involved in a dispute with a former supplier over payables in the amount of approximately $473,000. During the three months ended March 31, 2012, the Company negotiated a reduction of the amount from $473,000 to $150,000. On January 20, 2012, the Company paid the $150,000 reduced amount and recorded a gain on debt settlement for approximately $323,000.

5.	Capital Stock

(a) Stock Options

A summary of changes in stock options during the three months ended March 31, 2012 are as follows:

	Number of	Weighted Average
	Stock Options	Exercise Price

Balance, December 31, 2011	7,470,000	$0.26
Forfeited	(300,000)	$0.31

Balance, March 31, 2012	7,170,000	$0.25

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Notes to Financial Statements
Presented in US Dollars
March 31, 2012
(unaudited)

5.	Capital Stock (Continued) (a) Stock Options

As at March 31, 2012, the following stock options were outstanding:

	Options	Options	Exercise	Expiration
Date of Grant	Granted	Exercisable	Price	Date

December 7, 2007	3,520,000	3,520,000	CDN $0.25 (US $0.25)	December 7, 2012
November 12, 2009	400,000	400,000	US $0.35	November 12, 2014
April 21, 2010	500,000	500,000	US $0.20	April 21, 2012
May 11, 2010	500,000	500,000	US $0.30	May 11, 2012
June 7, 2010	50,000	50,000	US $0.30	June 7, 2015
July 2, 2010	300,000	300,000	US $0.31	July 2, 2012
October 4, 2010	100,000	100,000	US $1.04	October 4, 2012
September 9, 2011	1,800,000	1,800,000	US $0.23	September 9, 2016

	7,170,000	7,170,000

As at March 31, 2012, the weighted average exercise price of the outstanding options is $0.25. As at March 31, 2012, the weighted average remaining contractual life of outstanding options is 1.71 years.

(b) Warrants

A summary of changes in warrant and compensation warrants during the three months ended March 31, 2012 is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price

Balance, December 31, 2011 and March 31, 2012	5,685,499	$0.19

As at March 31, 2012, the following warrant and compensation warrants were outstanding:

	Number of	Exercise
Expiration Date	Warrants	Price

June 18, 2012(1)	37,499	CDN$0.30 (US $0.29)
September 6, 2013	5,000,000	US $0.20
September 6, 2013(1)	648,000	US $0.11

	5,685,499

(1) Each compensation warrant entitles the holder to purchase one common share.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Notes to Financial Statements
Presented in US Dollars
March 31, 2012
(unaudited)

6.	Related Party Transactions

(a)

Pursuant to an amended employment agreement dated January 1, 2011, the Company paid a former officer who is also a director of the Company, a salary of $nil (three months ended March 31, 2011 - $9,000) and an expense allowance of $nil (three months ended March 31, 2011 - $45,000) for the three months ended March 31, 2012, these amounts are included in management and consulting fees in the statement of operations. Included in prepaid expenses, deposits and other receivables as at December 31, 2011 is $52,693 owing from a former officer for certain obligations. The Company has made a demand for payment and the former officer has denied his obligation to pay the amount. There is therefore some doubt as to the Company’s ability to collect the receivable and a provision was recorded against the receivable during the three months ended March 31, 2012.

(b)

During the three months ended March 31, 2012, the Company incurred fees for accounting services rendered of $3,589 (three months ended March 31, 2011 - $8,806) charged by a corporation controlled by an officer of the Company and consulting fees of $6,015 (three months ended March 31, 2011 - $6,000) charged by this officer. These amounts are included in professional fees in the statement of operations. In addition, during the three months ended March 31, 2012, the Company incurred fees for corporate secretarial services rendered of $3,759 (three months ended March 31, 2011 - $3,872) charged by a corporation of which an officer of the Company is also an officer. Included in accounts payable as at March 31, 2012 is $13,807 (December 31, 2011 - $14,758) owing to this corporation, $2,703 (December 31, 2011 - $1,389) owing to the corporation of which this officer is also an officer. These amounts are unsecured, non-interest bearing with no fixed terms of repayment.

(c)

Starting February 23, 2012, the Company paid or accrued a monthly salary of Cdn$10,000 to an officer and director of the Company. During the three months ended March 31, 2012, a salary of $12,099 are included in management and consulting fees in the statement of operations. Included in accounts payable as at March 31, 2012 is $12,099 owing to an officer and director of the Company. These amounts are unsecured, non- interest bearing with no fixed terms of repayment.

The above transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

7.	Financial Instruments

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Cash deposits with a major Canadian chartered bank are insured by the Canadian Deposit Insurance Corporation up to Cdn$100,000. Cash deposits with a major U.S. bank have unlimited insurance by the Federal Deposit Insurance Corporation, on non-interest bearing accounts, through December 31, 2012. As at March 31, 2012, the Company held Cdn$639,936 (December 31, 2011 - Cdn$931,068) with the major Canadian chartered bank and $nil (December 31, 2011 - $3,898) with the major U.S. bank.

BE Resources Inc.
(A Continuation of the Operations of Great Western Exploration, LLC)
(An Exploration Stage Company)
Notes to Financial Statements
Presented in US Dollars
March 31, 2012
(unaudited)

7.	Financial Instruments (Continued)

Foreign Exchange Risk

Certain of the Company’s expenses were incurred in Canadian currency and are therefore subject to gains or losses due to fluctuations in this currency. As at March 31, 2012, the Company held cash of $619,734 (US$621,283) denominated in Canadian dollars (December 31, 2011 - Cdn$930,767 (US$915,223)) and had accounts payable and accrued liabilities of $78,008 (US$78,203) denominated in Canadian dollars (December 31, 2011 - Cdn$29,272 (US$28,783)).

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. These statements may be made expressly in this document or may be incorporated by reference to other documents that the Company files with the SEC and on the System for Electronic Document Analysis and Retrieval (“SEDAR”). The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and applicable Canadian securities laws. When used in this report, the words “plan,” “target,” “anticipate,” “believe,” “estimate,” “intend,” “expect” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, the statements regarding: the Company’s strategy and future plans; receipt of proceeds and future revenue; future expenses and costs; future liquidity and capital resources; BE’s expectation that it will continue to incur losses unless and until such time, if ever, as it identifies commercial amounts of mineralized material and successfully extracts such material for sale to third parties, or otherwise generates sufficient revenues from another business venture; that the Company will require significant additional capital to fund its future operations, if any; that the Company’s focus will turn to acquiring an interest in more traditional precious and base metal exploration properties; and BE’s expectation that for the foreseeable future it will finance all of its operations through the sale of common stock and warrants. All forward-looking statements in this report are based upon information available to the Company on the date of this report, and the Company assumes no obligation to update any such forward-looking statements whether as a result of new information, future events or otherwise. Forward-looking statements involve a number of assumptions, risks and uncertainties, and there can be no assurance that such statements will prove to be accurate. The Company’s actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Item 1A. Risk Factors” section of the Company’s annual report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 28, 2012, and as amended on April 27, 2012 (the “Form 10-K”).

In addition to the specific factors identified under “Item 1A. Risk Factors” in the Form 10-K, other uncertainties that could affect the accuracy of forward-looking statements include:

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

This list, together with the factors identified under “Item 1A. Risk Factors” in the Form 10-K is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. You should read this report completely and with the understanding that the Company’s actual future results may be materially different from what it expects. These forward-looking statements represent the Company’s beliefs, expectations, opinions and what it believes to be reasonable assumptions only as of the date of this report. The information contained in this document or incorporated herein by reference is a statement of the Company’s present intention and is based on present facts and assumptions, and may change at any time and without notice, based on changes in such facts or assumptions. The Company does not intend to update these forward-looking statements except as required by law. Accordingly, the reader is cautioned not to place undue reliance on forward-looking statements. The Company qualifies all of its forward-looking statements by these cautionary statements.

Introduction

The following discussion updates the Company’s plan of operation as of May 14, 2012 for the remainder of the year. It also analyzes the Company’s financial condition at March 31, 2012 and compares it to the Company’s financial condition at December 31, 2011. The discussion also summarizes the results of the Company’s operations for the three months ended March 31, 2012 and 2011, and compares each period’s results to the results of the prior period. The discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s unaudited interim financial statements and the notes thereto appearing in this report as well as the management’s discussion and analysis and audited financial statements included in the Form 10-K.

Overview

The Company was a mineral exploration company engaged in the exploration and evaluation of mineral properties in the State of New Mexico until the end of fiscal 2011. BE was incorporated under the laws of the State of Colorado on August 8, 2007.

On October 1, 2007, the Company acquired a 100% interest in mineral leases and claims covering an area of approximately 20,000 acres in the State of New Mexico (the "Acquired Property") from Great Western Exploration, LLC ("GWE") in exchange for the issuance of 10 million shares of the Company’s common stock and the grant of a 20% net profit royalty interest in the Acquired Property to GWE and certain other parties. In May 2009, the net profit royalty interest in the Acquired Property was reduced to 10% in the aggregate in consideration for the Company’s agreement to pursue its initial public offering. The total number of shares issued to GWE as consideration for the Acquired Property represented approximately 72% of the Company’s common stock after giving effect to the acquisition. As a result, for financial statement reporting purposes, the acquisition of the Acquired Property and related business operations have been reflected as a reverse acquisition in accordance with applicable accounting principles and the financial statements presented for comparative purposes represent the operations of GWE that were acquired by BE. The Acquired Property has been carried forward at its historical carrying value before the combination.

During the year ended December 31, 2011, BE evaluated the Acquired Property and determined that the asset has been impaired because the Company could not project any future cash flows or salvage value and the asset was not recoverable.

BE is now searching for a new business venture, that may be in mining or other business areas that may present themselves.

Plan of Operation

The Board of Directors has revised the overall strategy of the Company and has decided that it will cease exploration work on its New Mexico properties and place the Warm Springs project on care and maintenance. The Company’s focus will turn to acquiring an interest in more traditional precious and base metal exploration properties or otherwise pursuing another business venture. The Company has been examining a number of opportunities in DRC, Bolivia, British Columbia, Mexico and Quebec,

The Company has also determined not to limit its search for a new project to the mining and resource sector and is broadening its search to include oil and gas, technology or other opportunities where it may be possible to create shareholder value.

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

Liquidity and Capital Resources

As of March 31, 2012, the Company had working capital of $303,846, consisting of current assets of $658,165 and current liabilities of $354,319. BE’s working capital at March 31, 2012 represents an increase in its working capital of $75,557 from December 31, 2011. The increase is due to the reduction negotiated by the Company in the outstanding payables to a major contractor from $473,000 to $150,000.

Substantially all of BE’s current assets at March 31, 2012 consisted of cash and prepaid expenses and other receivables. BE’s current liabilities at March 31, 2012 consisted of accounts payable and accrued liabilities.

The Company’s longer term ability to carry out its business plan is dependent on the Company’s ability to achieve profitable operations or to obtain additional financing. Due to the fact that BE is an exploration stage company, has no established source of revenue and is dependent on receipt of additional financing, its independent accountants have raised substantial doubt about its ability to continue as a going concern. As of May 14, 2012, the Company believes it has sufficient cash on hand to continue operations for one year, subject to the Company identifying a business or property requiring additional financing. However, further financing will be required for operations beyond the next twelve months. BE’s outstanding warrants and outstanding exercisable stock options may provide some additional capital. If all those warrants and stock options are exercised, of which there is no assurance, BE would obtain additional proceeds of $2,805,542. As at May 14, 2012, the exercise price of the options and warrants is more than the market price of BE’s common stock, suggesting that it is not likely that either the warrants or options will be exercised.

BE has financed all of its operations since inception through the sale of common stock and warrants and expects that to be the case for the foreseeable future.

During the three months ended March 31, 2012, the Company’s cash decreased by $277,882 which is a result of the cash used in operations.

Off Balance Sheet Arrangements

As of March 31, 2012, BE had no off-balance sheet arrangements or obligations that are likely to have a material effect on its financial condition, results of operation or business.

Results of Operations

For the three months ended March 31, 2012, BE realized a net income of $75,557 (three months ended March 31, 2011: net loss of $1,572,251) or income of $0.00 per share (three months ended March 31, 2011: loss of $0.03 per share), on no revenue. During the three months ended March 31, 2012 there were increases/decreases in management and consulting fees, drilling, geological consulting fees, stock-based compensation and fees, licenses and permits, write-down of accounts payable and provision on other receivables. Each of these items is analyzed in more detail immediately below:

  Management and consulting fees decreased by $86,525 for the three months ended March 31, 2012 compared to the comparative period in 2011, primarily due to the resignation of the Chief Operating Officer on November 4, 2011;

  Drilling for the three months ended March 31, 2012 was $nil (three months ended March 31, 2011 - $620,381). The decrease of $620,381 is attributed to the Company’s decision to cease exploration work on its New Mexico properties and place the Warm Springs project on care and maintenance at the end of fiscal year 2011;

  Geological consulting fees for the three months ended March 31, 2012 was $nil (three months ended March 31, 2011 - $519,063). The decrease of $519,063 is attributed to the Company’s decision to cease exploration work on its New Mexico properties and place the Warm Springs project on care and maintenance at the end of fiscal year 2011;

  The decrease of $118,578 in stock-based compensation during the three months ended March 31, 2012, compared to the same period in 2011, was mainly due to the vesting of unvested stock options over the service period. The Company expenses the options over the service period which can create variances from one period to another;

  Licenses and permits for the three months ended March 31, 2012, was $2,787 (three months ended March 31, 2011 - $118,638). The decrease of $115,851 is attributable to the Company’s decision to cease exploration work on its New Mexico properties and place the Warm Springs project on care and maintenance at the end of fiscal year 2011;

  A gain on debt settlement of $323,344 (three months ended March 31, 2011 - $nil) was recorded for the three months ended March 31, 2012. This gain resulted from the reduction in the outstanding payables negociated by the Company to a major contractor; and

  A bad debt expense of $52,693 (three months ended March 31, 2011 - $nil) was recorded for the three months ended March 31, 2012. This bad debt resulted from the Company evaluating other receivables and determining that the asset was not recoverable.

BE expects to incur losses until such time, if ever, as it identifies commercial amounts of mineralized material and successfully extracts such material for sale to third parties or otherwise identifies another business venture.

Please see “Plan of Operation” above for a description of costs and expenses that BE expects to incur related to corporate overhead during the remainder of 2012.

Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.

ITEM 4. CONTROLS AND PROCEDURES

(a)

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2011, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)

Changes in Internal Controls. There were no changes in our internal control over financial reporting during the three months ended March 31, 2012 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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
101

The following financial information from BE Resource Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) the Statements of Operations for each of the three-month periods ended March 31, 2012 and 2011, (iii) the Statements of Cash Flows for each of the three- month periods ended March 31, 2012 and 2011, and (iv) the Notes to the Financial Statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BE RESOURCES INC.

/s/ Jon Pereira
By Jon Pereira, President and Chief Executive Officer (principal executive officer)
Dated: May 14, 2012

/s/ Carmelo Marrelli
By Carmelo Marrelli, Chief Financial Officer (principal financial officer)
Dated: May 14, 2012